Form 10-Q
period 1996-10-31
LEAP GROUP INC
filed 1996-12-13
CIK 1015665

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1996

                                       OR

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from      to
                                                 ----    ----

                         Commission file number 1-3916


                              THE LEAP GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                    36-4079500
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


        22 WEST HUBBARD STREET, CHICAGO, ILLINOIS 60610, (312) 494-0300 (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                                      N/A
                                      ---
(FORMER NAME, FORMER ADDRESS & FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIODS AS THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.         YES                NO        X
                                                 -----------       -----------

      The Registrant first became subject to such filing requirements on
                              September 26, 1996.


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

                                            OUTSTANDING SHARES AT
                  CLASS                       DECEMBER 13, 1996
     ------------------------------         ---------------------

     COMMON STOCK - $0.01 PAR VALUE                13,600,000

                              THE LEAP GROUP, INC.

                                   FORM 10-Q
                              FOR THE PERIOD ENDED
                                OCTOBER 31, 1996

                                     INDEX


PART I.      FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS:

             CONSOLIDATED BALANCE SHEETS --
                    JANUARY 31, 1996 AND
                    OCTOBER 31, 1996 (UNAUDITED)                             3

             CONSOLIDATED STATEMENTS OF OPERATIONS --
                    THREE AND NINE MONTHS ENDED
                    OCTOBER 31, 1996 AND 1995 (UNAUDITED)                    4

             CONSOLIDATED STATEMENTS OF CASH FLOWS --
                    NINE MONTHS ENDED
                    OCTOBER 31, 1996 AND 1995 (UNAUDITED)                    5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      6


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   7



PART II.     OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                              11
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               11



  SIGNATURES                                                                11

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           January 31,   October  31,
                                                              1996          1996
                                                           -----------   ------------
                                                                         (Unaudited)
                                                                         ------------
                                      ASSETS
Current Assets
     Cash and cash equivalents....................          $   47,981    $33,339,922
     Accounts receivable..........................             362,388      4,568,680
     Costs in excess of billings..................             619,660        249,274
     Prepaid expenses.............................              42,201         45,818
                                                            ----------    -----------
        Total current assets......................           1,072,230     38,203,694
                                                            ----------    -----------
Property and Equipment
     Land.........................................             158,921        158,921
     Building and improvements....................             442,923        471,291
     Furniture and equipment......................             549,983        964,331
                                                            ----------    -----------
                                                             1,151,827      1,594,543
     Less accumulated depreciation................            (254,454)      (504,097)
                                                            ----------    -----------
        Net property and equipment................             897,373      1,090,446
                                                            ----------    -----------
Other Assets......................................              83,190        173,519
                                                            ----------    -----------

Total Assets......................................          $2,052,793    $39,467,659
                                                            ==========    ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable.............................          $  898,133    $ 2,357,228
     Accrued expenses.............................             230,952        727,348
     Notes payable to bank........................             459,378              0
     Current portion of long-term debt............              56,295         50,577
     Notes payable to officer.....................             400,000              0
                                                            ----------    -----------
        Total current liabilities.................           2,044,758      3,135,153
Long-Term Debt
     Mortgage payable.............................             381,097              0
     Capital lease obligations....................              66,526         85,590
                                                            ----------    -----------
Total Liabilities.................................           2,492,381      3,220,743
                                                            ----------    -----------

Stockholders' Equity
     Preferred Stock, $.01 par value,
       20,000,000 shares authorized;
       no shares issued or outstanding............                   0              0
     Common Stock, $.01 par value;
       100,000,000 shares authorized,
       9,600,000 and 13,600,000 shares
       issued and outstanding as of
       January 31, 1996 and October 31,
       1996, respectively ........................              96,000        136,000
     Additional paid in capital...................             (95,000)    35,859,027
     Retained earnings/(accumulated
       deficit)...................................            (440,588)       251,889
                                                            ----------    -----------
        Total Stockholders' Equity................            (439,588)    36,246,916
                                                            ----------    -----------

Total Liabilities and Stockholders' Equity........          $2,052,793    $39,467,659
                                                           ===========    ===========

The accompanying notes to the financial statements are an integral part of these statements.

                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                              Three Months Ended           Nine Months Ended
                                          --------------------------  ---------------------------
                                                 October 31,                  October 31,
                                          --------------------------  ---------------------------
                                              1996          1995          1996           1995
                                          ------------  ------------  -------------  ------------
                                                 (Unaudited)                  (Unaudited)

Revenues................................  $ 4,990,339   $ 1,418,682    $12,280,442   $ 6,995,855

Operating expenses:

 Direct costs and related
  expenses..............................    2,818,924       536,631      7,312,504     3,466,892

 Salaries and related expenses..........    1,108,752       561,290      2,800,004     1,504,248

 General and administrative
  expenses..............................      451,026       249,041      1,200,930       712,731
                                          -----------   -----------    -----------   -----------
   Total operating expenses.............    4,378,702     1,346,962     11,313,438     5,683,871
                                          -----------   -----------    -----------   -----------

Operating income........................      611,637        71,720        967,004     1,311,984

Net interest income/(expense)...........       85,795       (31,890)       (12,329)     (120,127)
                                          -----------   -----------    -----------   -----------

Income before income taxes..............      697,432        39,830        954,675     1,191,857

Income tax expense......................     (262,198)      (15,932)      (262,198)     (492,943)
                                          -----------   -----------    -----------   -----------
Net income..............................  $   435,234   $    23,898    $   692,477   $   698,914
                                          ===========   ===========    ===========   ===========

Per share data:
 Net income per share...................        $0.04         $0.00          $0.07         $0.07
 Weighted average number of               ===========   ===========    ===========   ===========
 shares used in per share
 computation............................   11,442,013    10,108,680     10,553,124    10,108,680
                                          ===========   ===========    ===========   ===========


The accompanying notes to the financial statements are an integral part of these statements.

                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                               Nine Months Ended
                                          --------------------------
                                           October 31,   October 31,
                                          ------------   -----------
                                              1996          1995
                                          ------------   -----------
                                           (Unaudited)   (Unaudited)
Cash flows from operating activities:
 Net income..............................  $   692,477   $   698,914
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Depreciation and amortization.........      271,524        83,250
   Deferred income taxes.................            0       477,793
   Changes in operating assets and
    liabilities:
     Accounts receivable.................   (4,206,292)     (104,712)
     Costs in excess of billings.........      370,386       486,940
     Prepaid expenses....................       (3,617)        3,469
     Other assets........................     (112,210)      (22,100)
     Accounts payable....................    1,459,095    (1,304,177)
     Accrued expenses....................      496,396       (63,801)
                                           -----------   -----------
 Net cash (used in)/provided by
  operating activities...................   (1,032,241)      255,576

Cash flows from investing activities:
 Capital expenditures....................     (392,253)     (136,468)

Cash flows from financing activities:
 Net proceeds from issuance of common       35,994,027             0
  stock..................................
 Net repayments on line of credit and         (459,378)     (551,873)
  term note..............................
 Net (repayment of)/proceeds from             (418,214)        6,256
  mortgage payable.......................
 Net (repayment of)/proceeds from note
  payable to officer.....................     (400,000)      450,000
                                           -----------   -----------
 Net cash provided by/(used in)
  financing activities...................   34,716,435       (95,617)
                                           -----------   -----------

Net increase in cash and cash
 equivalents.............................   33,291,941        23,491
Cash and cash equivalents, at beginning
 of period...............................       47,981         6,715
                                           -----------   -----------

Cash and cash equivalents, at end of
 period..................................  $33,339,922   $    30,206
                                           ===========   ===========

Supplementary disclosure of cash paid
 during the period:
  Interest paid..........................  $   135,461   $   113,404
                                           ===========   ===========

Schedule of noncash investing and
 financing activities:
  Equipment purchased under capital
   lease obligations.....................  $    50,463   $    37,247
                                           ===========   ===========

The accompanying notes to the financial statements are an integral part of these statements.

                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

The unaudited consolidated financial statements for the three and nine month periods ended October 31, 1996 and 1995, respectively, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.

The consolidated financial statements should be read in conjunction with those consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Registration Statement (No. 333-05051) on Form S-1, as amended and filed with the Securities and Exchange Commission on September 26, 1996.

The results of operations for the three and nine month periods ended October 31, 1996 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending January 31, 1997.


NOTE 2 -- INITIAL PUBLIC OFFERING

In October 1996, the Company completed its initial public offering (the "offering") and issued 4,000,000 shares of its common stock at a per share price of $10.00. The Company received proceeds of approximately $36.0 million in cash, net of underwriting discounts, commissions and other costs. The Company used $2.86 million of the proceeds to repay certain of the Company's debt, including all notes payable to banks, a loan secured by a mortgage on the
Company's office building, and a note from an officer of the Company.   The
remainder of the proceeds have been invested in short-term U.S. Treasury Notes and Bills, certificates of deposit, and a money market fund.


NOTE 3 -- NET INCOME PER SHARE

Net income per share is computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the year in accordance with the treasury stock method.

In accordance with certain Securities and Exchange Commission (SEC) Staff Accounting Bulletins, the per share computation for periods prior to the offering include all common and common stock equivalent shares issued within 12 months of the offering as if they were outstanding for all periods presented using the treasury stock method and the anticipated initial public offering price.


NOTE 4 --  SECURED LINE OF CREDIT

In October 1996, the Company obtained a line of credit facility from a bank, secured by certain assets of the Company, which provides for borrowings up to a maximum principal amount of $24 million to provide working capital financing and funds for other general corporate purposes of the Company. As of October 31, 1996, there was no outstanding balance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, accompanying notes thereto and other financial information appearing in the Company's Registration Statement (No. 333-05051) on Form S-1 ("Registration Statement") as amended and filed with the Securities and Exchange Commission on September 26, 1996.

This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. A number of important factors could cause the Company's actual results, performance or achievements for fiscal 1997 and beyond to differ materially from that expressed in such forward-looking statements. These factors are set forth in the Registration Statement under the heading "Risk Factors" and include, without limitation, material changes in economic conditions in the markets served by the Company's clients, competition in the Company's industry, uncertainties relating to the developing market for new media, changing technologies, seasonality and the Company's dependence on key clients and projects and key personnel.


RESULTS OF OPERATIONS

Three Months Ended October 31, 1996 Compared to Three Months Ended October 31, 1995

Revenues
--------

Revenues increased to $5 million for the three months ended October 31, 1996 from $1.4 million for the three months ended October 31, 1995, an increase of $3.6 million or 252%. The net increase of $3.6 million is primarily attributable to a significant increase in new and existing business which was offset in part by the decrease in revenue from Miller Brewing Company ("Miller"). During the second half of calendar year 1995, Miller began to reduce its advertising expenditures on campaigns in which the Company was involved. This resulted in a significant decline in the Company's revenues during that period. The Company's management viewed an expansion of Miller's advertising budget for such campaigns as unlikely and determined that the Company's resources could be better utilized for other opportunities. The Company, therefore, resigned the Miller account in December 1995 in order to pursue other assignments. Excluding Miller, revenues increased approximately $4.1 million, or 466%, to $5 million for the three months ended October 31, 1996 from $882,000 for the three months ended October 31, 1995.


Direct Costs and Related Expenses
---------------------------------

Direct costs and related expenses generally consist of production costs which include services such as filming, animation, editing, special effects, photography and illustrations, artwork, computer design and various related production services which are generally outsourced, along with contract labor, talent and other costs related to creative executions which may include traditional media as well as new technologies and multimedia. Direct costs and related expenses increased to $2.8 million for the three months ended October 31, 1996 from $537,000 for the three months ended October 31, 1995, an increase of $2.3 million or 425%. The increase was primarily attributable to an increase in production activities. As a percentage of revenues, direct costs and related expenses increased to 56.5% for the three months ended October 31, 1996, due to a change in the mix of services performed during the period, from 37.8% for the three months ended October 31, 1995.

Salaries and Related Expenses
-----------------------------

Salaries and related expenses consist primarily of salaries and wages for employees, related payroll tax expenses, group medical and dental insurance coverages and recruiting expenses. Salaries and related expenses increased to $1.1 million for the three months ended October 31, 1996 from $561,000 for the three months ended October 31, 1995, an increase of $547,000 or 98%. The increase in expense primarily reflects the addition of new employees since the prior year to support new clients and to strengthen the Company's management team.


General and Administrative Expenses
-----------------------------------

General and administrative expenses include space and facilities expenses, corporate expenses, depreciation, insurance, legal and accounting fees and management information system expenses. General and administrative expenses increased to $451,000 for the three months ended October 31, 1996 from $249,000 for the three months ended October 31, 1995, an increase of $202,000 or 81%. The increase is primarily due to additional depreciation, facilities costs to support the Company's growth, and legal and accounting expenses arising from the Company's obligations as a public company.


Interest Expense and Income
---------------------------

Interest income totaled $147,000 for the three months ended October 31, 1996. The interest income was offset in part by interest expense of $61,000, resulting in a net interest income of $86,000. For the three months ended October 31, 1995, there was no significant interest income, and interest expense and net interest expense totaled $32,000. The difference in net interest expense/income for the two periods resulted from the Company's retirement of debt and investment of the net proceeds from the offering in October 1996, offset in part by increased borrowings prior to receipt of the proceeds.


Income Taxes
------------

The combined federal and state effective income tax rates were 37.6% and 40.0% for the three months ended October 31, 1996 and 1995, respectively. The decrease in the effective income tax rate is due to the lower effective tax rate on U.S. Treasury interest income and the utilization of prior year cumulative net operating loss carryforwards which reduced income tax expense for the three months ended October 31, 1996. Compared with the prior year, however, income tax expense increased to $262,000 for the three months ended October 31, 1996 from $16,000 for the three months ended October 31, 1995, an increase of $246,000. The overall increase in income tax expense was due to increased earnings.



Nine Months Ended October 31, 1996 Compared to Nine Months Ended October 31,
1995

Revenues
--------

Revenues increased to $12.3 million for the nine months ended October 31, 1996 from $7 million for the nine months ended October 31, 1995, an increase of $5.3 million or 76%. The net increase of $5.3 million is primarily attributable to a significant increase in new and existing business which was offset in part by the loss of revenue from Miller. Excluding Miller, revenues increased approximately $10.6 million, or 625%, to $12.3 million for the nine months ended October 31, 1996 from $1.7 million for the nine months ended October 31, 1995.

Direct Costs and Related Expenses
---------------------------------

Direct costs and related expenses increased to $7.3 million for the nine months ended October 31, 1996 from $3.5 million for the nine months ended October 31, 1995, an increase of $3.8 million or 111%. The increase was primarily attributable to an increase in production activities. As a percentage of revenues, direct costs increased to 59.5% for the nine months ended October 31, 1996, due to a change in the mix of services performed during the period, from 50.0% for the nine months ended October 31, 1995.


Salaries and Related Expenses
-----------------------------

Salaries and related expenses increased to $2.8 million for the nine months ended October 31, 1996 from $1.5 million for the nine months ended October 31, 1995, an increase of $1.3 million or 86%. The increase in expense primarily reflects the addition of new employees since the prior year to support new clients and to strengthen the Company's management team.


General and Administrative Expenses
-----------------------------------

General and administrative expenses increased to $1.2 million for the nine months ended October 31, 1996 from $713,000 for the nine months ended October 31, 1995, an increase of $488,000 or 69%. The increase is primarily due to additional depreciation, facilities costs to support the Company's growth, and legal and accounting expenses arising from the Company's obligations as a public company.


Interest Expense and Income
---------------------------

Interest income totaled $147,000 for the nine months ended October 31, 1996. The interest income was offset by interest expense of $159,000, resulting in net interest expense of $12,000. For the nine months ended October 31, 1995, there was no significant interest income, and interest expense and net interest expense totaled $120,000. The $108,000 decrease in net interest expense between the two periods resulted from increased borrowings prior to the Company's receipt of the offering proceeds, offset in part by retirement of debt and investment of the offering proceeds in October 1996.


Income Taxes
------------

The combined federal and state effective income tax rates were 27.5% and 41.4% for the nine months ended October 31, 1996 and 1995, respectively. The decrease in the effective income tax rate is due to the lower effective tax rate on U.S. Treasury interest income and the utilization of prior year cumulative net operating loss carryforwards which reduced income tax expense for the nine months ended October 31, 1996. Compared with the prior year, income tax expense decreased to $262,000 for the nine months ended October 31, 1996 from $493,000 for the nine months ended October 31, 1995, a decrease of $231,000 or 47%. The overall decrease in income tax expense was due to decreased earnings, the lower effective tax rate on U.S. Treasury interest income, and the utilization of the prior year cumulative net operating loss carryforwards which offset income tax expense for the nine months ended October 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has primarily financed its operations and investments in property and equipment through cash generated from bank borrowings, loans from a Company officer and equipment leases. As a result of the public offering in late September 1996, the Company raised $36.0 million in cash, net of underwriting discounts, commissions, and other financing costs, and has used the proceeds to repay Company debt. Net proceeds from the offering which have not yet been applied have been invested in short-term U.S. Treasury Notes and Bills, certificates of deposit, and in a money market fund. At October 31, 1996, the Company had no material capital commitments.

The Company's net working capital increased $36 million to $35 million at October 31, 1996 from a working capital deficit of $973,000 at January 31, 1996. The Company's cash and cash equivalents increased $33.3 million and $23,000 for the nine months ended October 31, 1996 and 1995, respectively. The increase during the nine months ended October 31, 1996 is due to receipt of the net proceeds from the initial public offering and the subsequent investment of those monies, as discussed above.

Subsequent to the initial public offering, the Company obtained a line of credit facility, secured by certain assets of the Company, which provides up to a maximum principal amount of $24 million. The line of credit bears interest at the London Interbank Offered Rate (LIBOR) plus .5%. As of October 31, 1996, there was no outstanding balance.

The Company believes that the remaining net proceeds of the offering, together with existing credit facilities and any funds from operations, will be sufficient to meet the Company's cash requirements for at least the next twelve months. The Company's long-term capital requirements will depend on numerous factors, including the rates at which the Company grows, expands its personnel and infrastructure to accommodate growth and invests in new technologies. The Company has various ongoing needs for capital, including working capital for operations, project development costs and capital expenditures to maintain and expand its operations. In addition, as part of its strategy, the Company evaluates potential acquisitions of, or alliances with, businesses that extend or complement the Company's business. While the Company has no present plans, commitments or agreements with respect to any material acquisition or alliance, the Company may in the future consummate acquisitions or alliances which may require the Company to make additional capital expenditures, and such expenditures may be significant. Future acquisitions and alliances may be funded with available cash from the net proceeds of the offering, seller financing, institutional financing, issuance of common stock of the Company and/or additional equity or debt offerings.

Depending upon its client mix at any time, the Company could experience seasonality in its business. Such seasonality arises from the timing of product introductions and business cycles of the Company's clients and could be material to the Company's interim results. Such cycles vary from client to client, and the overall impact on the Company's results of operations cannot be predicted. In addition, the advertising industry as a whole exhibits seasonality. Typically, advertising expenditures are highest in the fourth calendar quarter and lowest in the first calendar quarter, particularly in January. Although the Company has too limited an operating history to exhibit any discernible seasonal trend, as the Company matures, its business and results of operations could be affected by the overall seasonality of the industry.

PART II.   OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           Please refer to the Registration Statement for a discussion of existing legal proceedings. There have been no material developments in such proceedings nor any new legal proceedings within the quarter reported on.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a.  Exhibits: See Exhibit Index appearing on page 12, which is incorporated herein by reference

           b.  Reports on Form 8-K

               None



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THE LEAP GROUP, INC.
                              --------------------
                                  (Registrant)


Date:  December 9, 1996       By:   /s/  R. STEVEN LUTTERBACH
                              ---------------------------------------------
                              R. Steven Lutterbach, Chief Executive Officer



Date:  December 9, 1996       By:  /s/   PETER VEZMAR
                              ---------------------------------------------
                              Peter Vezmar, Chief Financial Officer

                             THE LEAP GROUP, INC.


                                 EXHIBIT INDEX


Exhibit
Number           Exhibits
-------          --------
  4.1            Credit Agreement, dated October 7, 1996,
                 between The Leap Group, Inc. and the Union
                 Bank of Switzerland

  11.            Statement Regarding Computation of Per-Share
                 Earnings

  27.            Financial Data Schedule