Form 10-Q/A
period 1996-10-31
LEAP GROUP INC
filed 1997-01-06
CIK 1015665

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITITES EXCHANGE ACT OF 1934

                    For The Quarter Ended October 31, 1996


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
REQUIREMENTS FOR THE PAST 90 DAYS.         YES       X        NO
                                                 -----------       -----------

The Registrant first became subject to such filing requirements on September 26,
  1996, and has filed its Form 10-Q for the quarter ended October 31, 1996 on
                         December 13, 1996 via EDGAR.


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

                                            OUTSTANDING SHARES AT
                  CLASS                        JANUARY 3, 1997
     ------------------------------         ---------------------

     COMMON STOCK - $0.01 PAR VALUE                13,600,000


The undersigned Registrant hereby amends the following exhibits of its Quarterly Report on Form 10-Q for the quarter ended October 31, 1996 as set forth below:

1.  Exhibit 4.1  Credit Agreement, dated October 7, 1996, between The Leap
                 Group, Inc. and the Union Bank of Switzerland.
2.  Exhibit 27   Financial Data Schedule for the Nine Months Ended October 31,
                 1996