Form 10-K
period 1997-01-31
LEAP GROUP INC
filed 1997-05-01
CIK 1015665

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                For the fiscal year ended January 31, 1997, or

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-3916

                             THE LEAP GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                  36-4079500
      (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

                   22 W. HUBBARD STREET, CHICAGO, IL  60610
         (ADDRESS OF  PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE)

                                (312) 494-0300
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         Name of each exchange
          Title of each Class                            on which registered
          -------------------                            -------------------
                None                                            None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    Common Stock (Par Value $.01 Per Share)
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   X       No _____
                                ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy statement or informa-tion statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K [   ]

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the Registrant, as of April 21, 1997 was $21,623,335 (based upon the closing sale price of the Common Stock on the Nasdaq National Market on April 21, 1997, and, for the purpose of this calculation only, assuming that all
of the Registrant's directors and officers are affiliates.)   There were
13,614,667 shares of Registrant's Common Stock, $.01 par value, outstanding as of April 21, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1997 ("the 1997 Annual Report") (Parts II and IV).

(2) Portions of the Registrant's Notice of Annual Meeting and Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on June 3, 1997 (the "1997 Proxy Statement") (Part III).

                             THE LEAP GROUP, INC.

                                   FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                               JANUARY 31, 1997

                                     INDEX

PART I

Item                                                           Page
----                                                           ----
 1.   Business...............................................   3
 2.   Properties.............................................   8
 3.   Legal Proceedings......................................   8
 4.   Submission of Matters to a Vote of Security Holders....   8


PART II

 5.   Market for Registrant's Common Equity and Related
       Stockholder Matters...................................   9
 6.   Selected Financial and Operating Data..................   9
 7.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations...................   9
 8.   Financial Statements and Supplementary Data............   9
 9.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure...................   9


PART III

 10.  Directors and Executive Officers of the Registrant.....  10
 11.  Executive Compensation.................................  10
 12.  Security Ownership of Certain Beneficial Owners and
      Management.............................................  10
 13.  Certain Relationships and Related Transactions.........  10


PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports
       on Form 8-K...........................................  11

 Signatures..................................................  13

PART I

ITEM 1.    BUSINESS.

THE COMPANY

  The Leap Group, Inc. ("Leap" or "the Company") is a strategic and creative communication services company that develops and implements integrated brand marketing campaigns using traditional and new media primarily for market leading clients. The Company's marketing and communications services combine comprehensive strategic brand marketing skills, award-winning creative talent, and the production capabilities of world class full service advertising agencies with the technological expertise to exploit new interactive and other digital media. Leap's mission is to build brand equity for its clients. Leap focuses on establishing long-term marketing partnerships with marquee clients of national and international scope that position the Company as the steward for major brands with correspondingly significant advertising budgets.

  Leap is a Delaware corporation which was incorporated in March 1996 to act as the parent company for three wholly-owned subsidiaries--The Leap Partnership, Inc. ("Leap Partnership"), an Illinois corporation established in September, 1993; Lilypad Services, Inc. ("Lilypad"), an Illinois corporation established in September, 1995; and Tadpole Productions, Inc. ("Tadpole"), an Illinois corporation established in September, 1995.

  In September 1996, the Company raised $40 million in its Initial Public Offering (the "Offering") of common stock. A portion of the proceeds from the Offering, approximately $1.3 million, was used to retire substantially all of the Company's debt, and the balance of the proceeds will provide added capital to the Company so that it may continue to pursue talent, products, technologies and potential acquisitions that are complementary to the Company's business.

  In December 1996, the Company formed a new wholly-owned subsidiary--Quantum Leap Communications, Inc. ("QLC"), a Delaware corporation. QLC was created to help advertisers communicate more effectively with targeted consumers in non-traditional ways, primarily using new media over the Internet.

  In April 1997, the Company acquired the assets and assumed certain liabilities of YAR Communications, Inc. ("YAR"). Through a staff representing nearly 40 nationalities, YAR provides culturally relevant marketing and advertising for global clients and for all major U.S. ethnic and global markets. YAR's clients include AT&T, Western Union, Nike, American Airlines, Walt Disney, L.L. Bean, MetLife, Citibank, EDS, Allstate, Medtronic, Datascope, Calvin Klein, CNN, General Electric, Eli Lilly, Alta Vista, Owens-Corning, Turner Broadcasting, USA Poultry and Egg Council, FMC, and R.C. Cola.

  The Company is headquartered in Chicago with offices in Los Angeles, New York, San Francisco, and Moscow. The Company's executive offices are located at 22 W. Hubbard Street, Chicago, Illinois, 60610. The Company's telephone number at that address is (312) 494-0300. The Company's Internet address is: http://www.leapgroup.com. Information contained on the Company's Internet site shall not be deemed a part of this Report.

  The Company's common stock is traded on the NASDAQ National Market under the symbol LEAP.


LEAP'S CORE STRENGTHS

  Leap's central mission is to build brand equity for its clients by designing and implementing strategic brand marketing plans and comprehensive advertising campaigns that are driven by premier talent and creative content and employ both traditional and new media. Management believes that certain core strengths have been, and will continue to be, integral to Leap's success in achieving this goal.

  Roster of Marquee Clients.   Leap has successfully competed for and serviced
major accounts. Leap's clients include Digital City, U.S. Robotics, Tommy Armour Golf, The Chicago Tribune Company, Ameritech Corporation, R.J. Reynolds, Pizza Hut and The University of Notre Dame. Leap attributes its success in attracting such clients to the reputations of Leap and its senior management, as well as its other core strengths, and believes that these factors, coupled with the client roster itself, will enhance Leap's ability to attract additional significant clients of national and international scope. Leap also believes in providing pro-bono services to worthy organizations and has to date provided services to the Brain Injury Association and the Partnership for a Drug Free America.

  Strategic Orientation.   Leap specializes in the strategic positioning of
brands. Beginning with a thorough appraisal of the needs, wants, impressions and opinions of the client's customers and the position of the client's brand in its marketplace in relationship to customers, competitors and retailers, Leap develops a distinct identity for the brand. Fusing the brand strategy with client goals, objectives and information, Leap then develops a strategic platform that serves as the grounding for all brand messages across all media.

  Talent and Creative Distinction.   Leap maintains a multidisciplinary talent
strategy as one of its core principles. Recognizing that the best strategic platform is useless without creative executions that inform, engage and entertain consumers, Leap's management places heavy emphasis on creativity in the selection and training of personnel. The Company believes that its success in attracting such creatives is in part attributable to the reputations of Frederick Smith, George Gier, Joseph A. Sciarrotta and Thomas R. Sharbaugh, who in the aggregate have over 70 years of advertising experience. Among numerous accolades received by these men for their work, Messrs. Gier and Sciarrotta were each named a National Creative All-Star for 1994 by Adweek magazine. While employed by DDB Needham, Messrs. Smith, Gier and Sciarrotta were best known for their campaigns for Anheuser-Busch, Inc.'s Bud Light brand. The team created and produced the memorable "Yes I am!" and "Ladies Night" commercials for Bud
Light. Mr. Sharbaugh has a wealth of experience in brand stewardship acquired during 18 years in marketing at Anheuser-Busch, Inc. ("Anheuser-Busch") and Sears Roebuck and Co. ("Sears"). Mr. Sharbaugh oversaw the "Softer Side of Sears" campaign, which was an important part of the fundamental repositioning of Sears' retail operations. In addition, during his tenure at Anheuser-Busch, Mr. Sharbaugh oversaw noteworthy campaigns, such as "This Bud's For You,"
"Gimme a Light," "Spuds McKenzie" and "the Bud Bowl," that contributed to Budweiser's stronghold on the top position in the beer market and Bud Light's emergence as the leading light beer.

  Leap's employees include experienced writers, art directors, graphic designers, Web designers, producers and strategic thinkers. Leap's talent strategy targets skilled individuals who, in addition to being creative, are adept marketers attuned to the brand strategy and business objectives of clients. The Company believes that it has to date, despite intense competition for talent, been successful in attracting and retaining superior creative and strategic thinkers as well as highly skilled programmers and interactive media developers. All Leap employees are called upon to contribute beyond their primary areas of expertise.

  The depth of Leap's talent extends well beyond its senior management. Leap's strategy is to recruit the very best talent available, and the work of Leap's employees (all of whom share the title "Creative Partner") has received numerous accolades and awards. Despite its short history, Leap has achieved international recognition for creative advertising. The Company received a ''Clio'' award for Special Effects for its 1995 Super Bowl Campaign for the Miller Brewing Company, was a finalist in two categories at the 1995 London International Advertising Awards and has received more than a dozen awards from the Chicago Show.

  Organizational Model and Creative Process.   Leap operates with an
organizational structure that differs significantly from the traditional agency model. Instead of functional departments organized in a vertical hierarchy, Leap is a flat organization built around cross-functional work teams. Employees with varied skill sets (such as writers, art directors, graphic designers, Web designers, programmers, account planners, producers or media planners) are brought together as needed to service each client's specific needs. Unlike the traditional agency model, Leap's structure enables the client to deal directly with the creative and other team members and also does not grant any one person proprietary control over a creative concept. Management believes that this flat open structure yields better communications, shorter cycle times, more responsive services, more efficient use of resources, and a richer flow of creative ideas. Management also believes that this unusual structure has enabled Leap to create a culture and working environment that is attractive to creative talent. Leap has used this to its advantage, bringing together top level marketing practitioners, creative minds and technical talent selected for their balance of strategic understanding and creative capabilities. In addition, Leap has used advanced technology to link its people, assets and ideas into a flexible, fast-acting organization.

  Integrated Services Approach.   Leap provides a full range of strategic,
creative, interactive and production services for both traditional and new media projects. Leap's strategies are designed to integrate the most effective and beneficial aspects of a wide array of media. Creative executions may include television, print, outdoor and radio advertisements, as well as promotions, direct mail, package design and logo design. Leap will also develop and execute digital interactive solutions including World Wide Web sites, CD-ROMs and interactive presentations.

  Technological Sophistication and Expertise.   Management believes that the
Company is in the forefront in the application of new marketing communications technology. The Company provides creative services for itself and its clients by developing and maintaining sites on the Internet's World Wide Web. In addition, Leap creates and implements interactive marketing solutions in a variety of digital media including CD-ROMs. The Company's Creative Partners include skilled programmers and interactive media developers. Management believes that Leap's investment in technology serves as a competitive advantage in recruiting and retaining talented employees.

  With the creation of Quantum Leap, the Company has added a strategic focus on developing proprietary content and new distribution systems that allow
advertisers to communicate more effectively in non-traditional ways.   An
example of Quantum Leap technologies and products includes Quantum Objects. Quantum Objects, Version 1.0, is a new Internet publishing application that allows real time customization and updating of on-line information. The first commercial application of this technology is an arts and entertainment guide for The Chicago Tribune Company.

  Leap is networked to the Internet through a 1.5 Mbps T1 line. The Company has developed an intranet Web site to allow easy distribution of information internally in a secured environment, and its clients can view and proof both print and graphics remotely through password protected Web pages. Proofing and annotation of audio and video work is accomplished with Emotion's Creative Partner content distribution system. Leap's programmers are versed in Basic, Pascal, C/C++, Java, Perl, Lingo and Hypertalk. Leap develops Internet projects on a number of platforms including Macintosh and Windows NT servers. Leap also utilizes two Sun Microsystems Sparc Servers, one in-house and one offsite. The in-house Sparc Server is used for development of Web projects and beta testing new technologies for companies, including Netscape and Macromedia, before they are released to the public for general sale. Completed work is transferred to a Sun Sparc 20, which is housed at a location that contains Chicago's Network Access Point, one of the hubs at which the world's telecommunications providers (such as Sprint and MCI) share information between networks. This Sparc 20 is monitored 24 hours a day, 7 days a week to ensure optimal connectivity and functionality.


LEAP'S STRATEGY

  Leap's strategy embodies the following key elements to build its business and succeed in its mission:

  Focus on Brand Stewardship.   Leap's objective is to develop and nurture long-
term relationships with existing and new clients who have entrusted the Company with the stewardship of their brands and the responsibility for designing, creating and delivering key consumer messages over traditional and new media. Leap has thus far been successful in winning additional assignments from several clients who initially retained Leap to undertake a single project in Web design or a specific brand advertising assignment. As such clients worked with Leap and experienced its integrated, value-added approach, other assignments and additional responsibilities followed. For example, Leap received an initial assignment to do the strategic positioning and creative development for Tommy Armour's 855s irons. Leap's scope of work for Tommy Armour grew to include assignments for a World Wide Web site, new club design, logo design, package design and material used at the point-of-purchase. Similarly, Leap was initially engaged by U.S. Robotics to develop advertising for its modem division. Leap has since received assignments to redesign and develop a number of U.S. Robotics' Web sites. Leap is also working on adapting U.S. Robotics' installation software CD-ROM to an advertising/marketing new media tool. In addition, the Company has been engaged to do advertising for U.S. Robotics' telephony division. Management believes that its focus on long-term partnerships should provide a recurring revenue stream not associated with single project assignments.

  Maintain Superiority in Talent, Technology, and Service.   Leap intends to
continue to attract, hire and retain top level strategic, creative and technical talent and to be a leader in developing better ways of communicating with consumers through leading-edge technology. With its flexible work team approach and flat organizational structure, Leap is dedicated to providing faster and more cost effective solutions to its clients' needs. Leap believes that it can provide a competitive advantage to itself and its clients by creating leading multimedia marketing programs that use interactive technologies and MIS tools for optimizing the effectiveness of marketing initiatives.

  Target Market Leaders as Clients.   Leap intends to focus on a limited number
of marquee clients, with businesses of national or global scope, that seek to develop long-term marketing partnerships for significant national or international brands and are interested in using traditional and new media for their marketing communications. Many of Leap's current clients are, and future targets are expected to be, market leaders with aggressive plans for growth and multi-faceted communications needs.

  Consistent with such strategy, a large portion of the Company's revenues has been and is expected to continue to be concentrated among a relatively limited number of nationally recognized clients. For the year ended January 31, 1997, three clients, Nike, U.S. Robotics, and Tommy Armour Golf, accounted for 25.1%, 23.4%, and 18.9%, respectively, of consolidated revenues. In March 1997, Nike gave the Company a notice of termination effective June 10, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", which is incorporated herein by reference to the 1997 Annual Report.

  Develop Proprietary Program Material.   Leap believes there is a significant
opportunity to create, develop and own proprietary program material for its clients or itself. For example, Leap could create fictional characters, events (a fictional sports league, for example) or locations (a fictional shopping mall) that could be used in clients' marketing campaigns. This is similar in concept to the early days of television when third parties, often advertising agencies, developed entertainment programs sponsored by agency clients. Leap's strategy, in contrast to the earlier concept, is to retain ownership of programs it creates and to use such fictional creations primarily on the World Wide Web, rather than television. If these fictional characters, events or locations are developed and prove popular, the Company could license them to sponsors. Moreover, the Company could create collateral merchandise, such as clothing, games, and toys, based on these fictional creations. Leap's management believes that this strategy, over time, could result in the creation of intellectual property which, if properly utilized, could generate a recurring revenue stream for the Company.

  In March 1997, QLC announced the release of the Quantum Objects Software. Quantum Objects, Version 1.0, was developed to become a powerful centralized Internet database which allows editors to input new or revised text into a Web site by posting the information to the database--and not to specific Web pages. It will help publishers to maintain or freshen their Web sites more frequently, easily and cost-effectively since there is no need to create a new Web page to display the latest information. Metromix, the first commercial application of Quantum Objects, is an online arts and entertainment guide published by The Chicago Tribune in an effort to take a leadership position in Web-based content products. Management believes that over time, the development of proprietary program material, like Quantum Objects and Metromix, could result in recurring revenue streams from licensing, advertising, and maintenance.

  Pursue Acquisitions and Alliances.   The Company expects to pursue
acquisitions of, or alliances with, businesses that extend or complement the Company's business. The Company may explore acquisitions to obtain additional top level talent, to supplement its scope of services and technology or to add to its client roster. To assist the Company in attracting and servicing international clients, the Company intends to seek out and establish strategic alliances with international partners who share or expand Leap's core strengths and services.

     Consistent with this strategy, in April 1997, the Company acquired YAR. With this acquisition, Leap effectively doubles its revenue base, increases its creative talent by approximately 200, and expands its presence nationally in New York City and San Francisco, and internationally in Moscow.

     Broaden Operations Geographically to Service Clients.   In keeping with the
Company's strategy of developing long-term relationships with national-to-global clients, management intends to expand localized client account management and support services through cost effective computerized local offices. On January 31, 1997, The Leap Partnership established a new office in Los Angeles, California, to service local and additional clients on the West Coast. Creative marketing, advertising and administrative support will be provided by personnel at the Company's corporate headquarters as management believes that centralized operations can best preserve Leap's culture, assist creativity and maximize the operational efficiencies of Leap's structure.

  Create the Marketing Multiplier.   In its work for clients, Leap applies a
concept it calls the "marketing multiplier." This concept involves the mixing of advertising, entertainment and technology to increase the opportunities for delivering brand messages in a fresh way. Ideally, this generates publicity and public relations opportunities, creates product recognition and makes the selling message more memorable. Leap seeks to create the "big idea," a marketing theme which has greater impact as it is translated across multiple communications channels into advertising, promotions, programming, entertainment and Internet content. For example, in 1994 Leap created a series of humorous spots for Miller that followed fictional quarterback Elmer Bruker, a member of every winning Super Bowl team who never saw any playing time. Leap wrote a Bruker biography, created Bruker trading cards and orchestrated promotions and public relations efforts. The Bruker idea generated "free" publicity and product recognition that went far beyond the spots themselves. At Super Bowl 1995, network sportscasters interviewed Bruker and fans displayed Bruker banners. The Company believes that major national-to-global advertisers are embracing the "marketing multiplier" or "big idea" marketing strategy as a way to build brand equity on a cost effective basis and that Leap, with its expertise in developing communications across all platforms and its relationships with clients and members of the media and entertainment industries, is well positioned to leverage the multiplier effectively for the brands it promotes.


LEAP'S SERVICES

  Leap focuses on providing integrated marketing and communications services designed to build brand equity through both traditional and new media. Creative marketing solutions are generated with the goal of increasing the client's sales while maximizing return on investment. The Company's solutions are formulated through an ongoing process of building brand strategy and creating and producing traditional and new media content.

  Strategic Brand Management.   Leap focuses on developing a unique selling
proposition for a client or a client's product that builds brand equity and differentiates the client or product from its competition. The Company creates integrated marketing communications campaigns using a combination of traditional and new media techniques designed to leverage marketing multiplier principles. Leap has an account planning philosophy that places the consumer at the center of the process, enhancing understanding of consumer needs, motives and perceptions.

  Creative Content Development.   Leap develops creative ideas and executions
for delivery through a variety of distribution channels. Leap creates television, print, radio and outdoor ads; develops logos, packaging, product and collateral designs; creates promotions; generates design, programming and content for World Wide Web sites, interactive kiosks and laptop presentations; and develops entertainment programming.

  New Media Production and Services.   As part of Leap's integrated marketing
strategy, it generates and provides new media products and services including designing and programming World Wide Web sites, interactive kiosks, CD-ROMs and laptop presentations.

  Innovative Production.   Once strategy and creative content are approved by
clients, Leap produces the work in a manner designed to maintain high standards of quality and deliver an attractive return on investment. Leap seeks to deliver innovative solutions that can lower production costs, or provide new media or new distribution channels for Leap's clients.


COMPETITION

  The markets for the Company's services are highly competitive. Clients may change their marketing and communications advisors with relative ease or perform these functions themselves. Clients may also reduce or eliminate their expenditures on advertising and marketing at any time for any reason. The Company faces competition from a number of sources, all striving to attract new clients or additional assignments or accounts from existing clients. These sources include national and regional full-service and specialty advertising agencies as well as specialized and integrated marketing communications firms. The Company could also be viewed as competing with large entertainment/technology/marketing companies. While management believes that Leap has a technological head start over most traditional agencies, many agencies have begun to internally develop or acquire new media capabilities (e.g., corporate identity and packaging, advertising services or World Wide Web site design), have emerged technically proficient in the new media arena and are competing with the Company in the interactive advertising market. Many of the Company's competitors or potential competitors have longer operating histories, longer client relationships and significantly greater financial, management, technology, development, sales, marketing and other resources than the Company.

  The Company believes that the principal competitive factors in its markets are the abilities to understand the client's business and develop strategically sound interactive solutions, present unique creative concepts, demonstrate breadth and depth of technical and new media expertise, develop strong customer relationships and produce high quality products with speed and efficiency, and at a competitive price. The Company believes that it competes favorably with respect to each of these factors, due in large part to a structure that combines the creative talent and other skills of a traditional advertising agency, as well as access to significant client advertising budgets, with the technological vision required to convert client budgets into effective digital, interactive marketing communications. However, there can be no assurance that the Company will continue to compete successfully. To the extent that the Company's competitors are perceived as providing superior products, services or terms, or to the extent that the Company's clients are dissatisfied with the Company's products, services or terms, the Company's business, operating results and financial condition could be materially adversely affected.


CREATIVE PARTNERS

  As of January 31, 1997, Leap employed a total of 82 Creative Partners, 75 of whom were full-time and 7 part-time. Of these, 72 were engaged in servicing clients and 10 were involved in finance and administration. The acquisition of YAR in April 1997, added approximately 200 additional employees to the Company. The Company expects to hire a significant number of Creative Partners in fiscal 1998 to accommodate anticipated growth and expansion. None of the Company's Creative Partners are represented by a labor union, and the Company believes that its relations with its Creative Partners are good.


ITEM 2.    PROPERTIES.

  The Company is headquartered in Chicago and has offices in Los Angeles, New York, San Francisco, and Moscow. The Company's headquarters are located at 22
W. Hubbard Street, Chicago, Illinois, 60610. The Company's telephone number at that address is (312) 494-0300.

  The Company owns its main office building in Chicago which is a 12,400 square foot two-story facility. The Company also leases approximately 2,000 square feet of additional space in Chicago to provide office space for QLC and for administrative offices.

  In March 1997, Leap Partnership entered into an agreement to purchase a 16,480 square foot, three-story commercial office building in Santa Monica, California. The Company is currently leasing approximately 1,000 square feet of temporary office space in Santa Monica until the building is available for occupancy.

  With the acquisition of YAR in April 1997, the Company added the following offices around the world: New York City--approximately 26,300 square feet, San Francisco--approximately 3,100 square feet, and Moscow-- approximately 2,500 square feet.


ITEM 3.    LEGAL PROCEEDINGS.

  In September, 1995, the Spin Doctors (also known as Modigliani, Inc.), a recording and performing group, and Mow B'Jow Music, Inc., their music publisher, filed a lawsuit against Leap, the Miller Brewing Company and Trivers/Myers Music (collectively "the defendants") in the United States District Court, Central District of California. The complaint alleges copyright and persona infringement, statutory and common law unfair competition and unjust enrichment stemming from the airing of a television commercial created by the Company for a client. The suit has been referred to the Company's insurance carrier and legal counsel. The complaint seeks substantial monetary damages. In an unsolicited demand, the plaintiffs offered to compromise the case in the amount of $5,750,000. The defendants rejected such offer to settle because of their belief that the plaintiffs' claims have no merit. The Company continues to vigorously defend its position. Trial proceedings are tentatively scheduled to commence on May 6, 1997. It is difficult to ascertain the ultimate outcome of this litigation. An adverse determination and award of damages not covered by insurance could have a material adverse effect on the Company's results of operations, liquidity and consolidated financial position.

  The Company is not a party to any other material litigation.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

Reference is made to the "Common Stock Information" on page 40 of the 1997 Annual Report (hereby incorporated by reference) for this information.


ITEM 6.    SELECTED FINANCIAL AND OPERATING DATA.

Reference is made to "Financial Highlights" on page 1 and "Selected Financial Data" on page 40 of the 1997 Annual Report (hereby incorporated by reference) for this information. This referenced section should be read in conjunction with the Consolidated Financial Statements and Notes thereto on pages 25 to 38 (hereby incorporated by reference) of the 1997 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 to 24 of the 1997 Annual Report (hereby incorporated by reference) for this information.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, related Notes and Report of Independent Public Accountants appearing in the 1997 Annual Report on pages 24 to 38, are incorporated herein by reference:

           Report of Arthur Andersen LLP, Independent Public Accountants

           Consolidated Balance Sheets as of January 31, 1997 and 1996

           Consolidated Statements of Operations for the Fiscal Years Ended January 31, 1997, 1996 and 1995

           Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended January 31, 1997, 1996 and 1995

           Consolidated Statements of Cash Flows for the Fiscal Years Ended January 31, 1997, 1996 and 1995

           Notes to Consolidated Financial Statements


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with independent auditors on accounting and financial disclosure.

PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Reference is made to the 1997 Proxy Statement under the headings "Election of Directors" and "Executive Compensation and Certain Transactions--Other Executive Officers" (hereby incorporated by reference) for this information.


ITEM 11.    EXECUTIVE COMPENSATION.

Reference is made to the 1997 Proxy Statement under the heading "Executive Compensation and Certain Transactions" (hereby incorporated by reference) for this information.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Reference is made to the 1997 Proxy Statement under the heading "Security Ownership of Management and Certain Beneficial Owners" (hereby incorporated by reference) for this information.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the 1997 Proxy Statement under the heading "Executive Compensation and Certain Transactions" (hereby incorporated by reference) for this information.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1. Consolidated Financial Statements--

  The following Consolidated Financial Statements and related Notes and Report of Independent Public Accountants appearing in the 1997 Annual Report, pages 24 to 38, are incorporated herein by reference.

        Report of Arthur Andersen LLP, Independent Public Accountants

        Consolidated Balance Sheets as of January 31, 1997 and 1996

        Consolidated Statements of Operations for the Fiscal Years Ended January 31, 1997, 1996 and 1995

        Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended January 31, 1997, 1996 and 1995

        Consolidated Statements of Cash Flows for the Fiscal Years Ended January 31, 1997, 1996 and 1995

        Notes to Consolidated Financial Statements

     2. Financial Statement Schedules--

  Are not submitted because they are not required or because the required information is included in the Consolidated Financial Statements or related Notes thereto.


     3. Exhibits--

  The following exhibits are filed with this Report or incorporated by reference as set forth below.

  Exhibit Number       Exhibits
  --------------       --------

       *3.1            Amended and Restated Certificate of Incorporation of the
                       Registrant.

       *3.2            Amended and Restated Bylaws of the Registrant.

       *4.1            Specimen Stock Certificate Representing Common Stock.

      *10.3 Revolving Credit Agreement, dated October 7, 1996, by and between the Company and the Union Bank of Switzerland for a line of credit up to $24,000,000, and related documentation.

       10.4 Revolving Credit Agreement, dated February 18, 1997, by and between the Company and Manufacturers Bank, for a line of credit up to $8,000,000, and related documentation.

     **10.8            The Leap Group, Inc. Employee Incentive Compensation
                       Plan.

     **10.9            The Leap Group, Inc. Non-employee Directors' Stock
                       Option Plan.

     **10.10           The Leap Group, Inc. Employee Stock Purchase Plan.

     **10.11           The Leap Group, Inc. Amended and Restated 1996 Stock
                       Option Plan

      *10.13 Employment Agreement dated March 12, 1996 by and between the Company and R. Steven Lutterbach.

      *10.14 Employment Agreement dated March 12, 1996 by and between the Company and Thomas Sharbaugh.

      *10.15 Employment Agreement dated March 12, 1996 by and between the Company and Frederick Smith.

      *10.16 Employment Agreement dated March 12, 1996 by and between the Company and George Gier.

      *10.17 Employment Agreement dated March 12, 1996 by and between the Company and Joseph A. Sciarrotta.

      *10.18           Form of Indemnification Agreement.

          11.          Statement Regarding Computation of Per Share Earnings.

        13.1           Common Stock Information from the 1997 Annual Report.

        13.2           Selected Financial Data from the 1997 Annual Report.

        13.3 Management's Discussion and Analysis of Financial Condition and Results of Operations.

        13.4 Consolidated Financial Statement, Related Notes and Report of Independent Public Accountants.

          21.          Subsidiaries of the Registrant.

          23.          Consent of Arthur Andersen LLP.

          27.          Financial Data Schedule.

* Previously filed with the Securities and Exchange Commission (the "SEC") as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-050501) as amended, and incorporated herein by reference.

** Previously filed with the SEC as an Exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-24389), and incorporated herein by reference.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the last quarter of fiscal 1997.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        THE LEAP GROUP, INC.

                                        By:     /s/ R. STEVEN LUTTERBACH
                                            ------------------------------------
                                                    R. STEVEN LUTTERBACH
                                            Chairman and Chief Executive Officer
                                               (principal executive officer)

                                        Date:  May 1, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE FIRST DAY OF MAY, 1997:


/s/ R. STEVEN LUTTERBACH                   /s/ PETER VEZMAR
--------------------------------------     -------------------------------------
R. STEVEN LUTTERBACH                       PETER VEZMAR
Chairman and Chief Executive Officer       Chief Financial Officer
(principal executive officer)              (principal financial and accounting
                                           officer)


/s/ FREDERICK R. SMITH                     /s/ GUY B. DAY
--------------------------------------     -------------------------------------
FREDERICK R. SMITH                         GUY B. DAY
Vice Chairman and Chief Operating          Director
Officer


/s/ THOMAS R. SHARBAUGH                    /s/ JOHN KEANE
--------------------------------------     -------------------------------------
THOMAS R. SHARBAUGH                        JOHN KEANE
Director and President                     Director


/s/ GEORGE GIER                            /s/ THOMAS McELLIGOTT
--------------------------------------     -------------------------------------
GEORGE GIER                                THOMAS McELLIGOTT
Director, Chief Marketing and              Director
Information Officer and Executive
Vice President