Form 10-Q
period 1997-04-30
LEAP GROUP INC
filed 1997-06-17
CIK 1015665

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1997

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___ to ___

                        Commission file number 0-20835



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

                                      N/A
                                      ---
(Former Name, Former Address & Former Fiscal Year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X     NO
                                         -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                              Outstanding Shares at
                  Class                            June 9, 1997
     --------------------------------    --------------------------------

      Common Stock - $0.01 par value                13,614,667

                             The Leap Group, Inc.

                                   Form 10-Q
                             for the period ended
                                April 30, 1997

                                     Index

  Part I.     FINANCIAL INFORMATION

     Item 1.  Financial Statements:
              Consolidated Balance Sheets --
                     January 31, 1997 and
                     April 30, 1997 (Unaudited)                        3

              Consolidated Statements of Operations --
                     Three Months Ended
                     April 30, 1997 and 1996 (Unaudited)               5

              Consolidated Statements of Cash Flows --
                     Three Months Ended
                     April 30, 1997 and 1996 (Unaudited)               6

              Notes to Consolidated Financial Statements               7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations           10


  Part II.    OTHER INFORMATION

     Item 1.  Legal Proceedings                                       14

     Item 6.  Exhibits and Reports on Form 8-K                        14



  SIGNATURES                                                          15

Part I.  Financial Information


Item 1.  Financial Statements


                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                              January 31,     April 30,
                                                                              -----------     ---------
                                                                                 1997           1997
                                                                                 ----           ----
                                                                                             (unaudited)
                                                ASSETS
Current Assets
  Cash and cash equivalents...........................................        $32,312,749    $28,633,998
  Accounts receivable (net of allowance of
    $30,000 and $483,049, respectively)...............................          4,793,937      7,846,142
  Costs in excess of billings (net of allowance of
    $40,000 and $115,000, respectively)...............................            218,721      1,152,973
  Deferred income tax asset...........................................             64,622        764,815
  Prepaid expenses....................................................            215,174        458,842
                                                                              -----------    -----------
    Total current assets..............................................         37,605,203     38,856,770
                                                                              -----------    -----------
Property and Equipment
  Land................................................................            158,921        158,921
  Building and improvements...........................................            491,900      1,965,153
  Computer equipment..................................................            804,534      3,353,629
  Furniture and equipment.............................................            259,074        962,001
                                                                              -----------    -----------
                                                                                1,714,429      6,439,704
  Less accumulated depreciation.......................................           (525,068)    (1,755,188)
                                                                              -----------    -----------
    Net property and equipment........................................          1,189,361      4,684,516
                                                                              -----------    -----------

Other Assets
  Intangible assets...................................................                 --     13,939,708
  Other assets........................................................          1,065,048      3,257,076
                                                                              -----------    -----------
    Other assets......................................................          1,065,048     17,196,784
                                                                              -----------    -----------

Total Assets..........................................................        $39,859,612    $60,738,070
                                                                              ===========    ===========

                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                         January 31,   April 30,
                                                                                         -----------  ----------
                                                                                            1997          1997
                                                                                            ----          ----
                                                                                                      (unaudited)
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable..................................................                    $ 1,834,331  $ 3,229,021
  Accrued expenses..................................................                        809,939      686,352
  Billings in excess of costs.......................................                        214,264       34,534
  Notes payable to bank.............................................                              -   20,000,000
  Current portion of long-term liabilities..........................                         52,066      349,795
                                                                                        -----------  -----------
     Total current liabilities......................................                      2,910,600   24,299,702
Long-Term Liabilities
  Deferred income tax liability.....................................                        294,326      294,326
  Capital lease obligations.........................................                         71,999      702,034
                                                                                        -----------  -----------
Total Liabilities...................................................                      3,276,925   25,296,062
                                                                                        -----------  -----------

Commitments and Contingencies (Note 9)

Stockholders' Equity
  Preferred stock, $.01 par value, 20,000,000 shares authorized,
    no shares issued or outstanding.................................                              -            -
  Common stock, $.01 par value; 100,000,000 shares authorized,
    13,600,000 and 13,614,667 shares issued and outstanding as of
    January 31, 1997 and April 30, 1997, respectively...............                        136,000      136,147
  Additional paid in capital........................................                     35,581,344   35,590,626
  Retained earnings.................................................                        865,343     (284,765)
                                                                                        -----------  -----------
     Total Stockholders' Equity.....................................                     36,582,687   35,442,008
                                                                                        -----------  -----------


Total Liabilities and Stockholders' Equity..........................                    $39,859,612  $60,738,070
                                                                                        ===========  ===========



The accompanying notes to the financial statements are an integral part of these statements.

                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  Three Months Ended
                                                  ------------------
                                                       April 30,
                                              ---------------------------
                                                  1996          1997
                                              ------------  -------------
                                                      (Unaudited)

Revenues.....................................   $ 2,037,032  $  4,471,326

Operating expenses:

     Direct costs and related expenses.......     1,178,203     2,253,444


     Salaries and related expenses...........       754,862     3,156,864


     General and administrative expenses.....       254,596     1,331,451
                                                -----------  ------------

          Total operating expenses...........     2,187,661     6,741,759
                                                -----------  ------------

Operating loss...............................      (150,629)   (2,270,433)


     Net interest income/(expense)...........       (33,753)      420,132
                                                -----------  ------------

Loss before income taxes.....................      (184,382)   (1,850,301)


     Income tax benefit......................             0       700,193
                                                -----------  ------------
Net loss.....................................     ($184,382)  ($1,150,108)
                                                ===========  ============

Per share data:
     Net loss per share......................        ($0.02)       ($0.08)
                                                ===========  ============
     Weighted average number of shares
        in per share computation.............    10,188,000    13,952,000
                                                ===========  ============


The accompanying notes to the financial statements are an integral part of these statements.

                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Three Months Ended
                                                                         ------------------
                                                                             April 30,
                                                                -------------------------------
                                                                     1996                  1997
                                                                ------------           -------------
                                                                            (Unaudited)
Cash flows from operating activities:
 Net income..................................................    ($184,382)            ($1,150,108)
 Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization..........................       53,125                 156,335
      Deferred income taxes..................................            0                (812,440)
      Changes in operating assets and liabilities:
           Accounts receivable...............................     (420,530)                275,247
           Costs in excess of billings.......................       29,688                 (20,601)
           Prepaid expenses..................................       (3,335)                (49,489)
           Other assets......................................      (43,795)               (583,405)
           Accounts payable..................................       44,544                 494,690
           Accrued expenses..................................       68,511                (341,959)
           Billings in excess of costs.......................            0                (179,730)
                                                                ----------             -----------
 Net cash used in operating activities.......................     (456,174)             (2,211,460)
                                                                ----------             -----------

Cash flows from investing activities:
           Acquisitions, net of cash  .......................            0             (19,453,499)
           Capital expenditures  ............................     (117,553)               (325,667)
           Capitalized software costs  ......................            0                 (31,857)
           Note receivable  .................................            0              (1,629,000)
                                                                ----------             -----------
 Net cash used in investing activities.......................     (117,553)            (21,440,023)

Cash flows from financing activities:
           Net proceeds from common stock issuance...........            0                   9,429
           Net borrowings on line of credit..................      556,144              20,000,000
           Net repayment of from mortgage payable............       (8,482)                      0

           Capital lease obligations..........................      (6,528)                (36,697)
                                                                ----------             -----------
 Net cash provided by financing activities...................      541,134              19,972,732
                                                                ----------             -----------

Net decrease in cash and cash equivalents....................      (32,593)             (3,678,751)
Cash and cash equivalents, at beginning of period............       47,981              32,312,749
                                                                ----------             -----------
Cash and cash equivalents, at end of period..................   $   15,388             $28,633,998
                                                                ==========             ===========

Supplementary disclosure of cash paid
 during the period:
 Interest paid  .............................................   $   30,753                 15,832
                                                                ==========           ============
--------------

The accompanying notes to the financial statements are an integral part of these statements.

                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -- Basis of Presentation

The unaudited consolidated financial statements for the three month periods ended April 30, 1997 and 1996, respectively, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 1, 1997.

The results of operations for the three month period ended April 30, 1997 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending January 31, 1998.


NOTE 2 -- Initial Public Offering

In October 1996, the Company completed its initial public offering (the "offering") and issued 4,000,000 shares of its common stock at a per share price of $10.00. The Company received proceeds of approximately $36.0 million in cash, net of underwriting discounts, commissions and other costs. The Company used $2.86 million of the proceeds to repay certain of the Company's debt, including all notes payable to banks, a loan secured by a mortgage on the
Company's office building, and a note from an officer of the Company.   The
remainder of the proceeds have been invested in short-term U.S. Treasury Notes and Bills, certificates of deposit, and a money market fund. During the quarter ended April 30, 1997 and as discussed further in Note 6, the Company used $600,000 of the proceeds to purchase a commercial office building for the Los Angeles office.


NOTE 3 --Acquisition

In April 1997, the Company entered into a definitive agreement to acquire 100% of YAR Communications, Inc. ("YAR") for $20 million plus additional payments if YAR achieves certain earnings and revenue goals during fiscal years 1998, 1999 and 2000. YAR provides culturally relevant marketing and advertising for global clients in over 40 different nationalities and for all major U.S. ethnic and global markets. The acquisition was financed using the Company's available
lines of credit.   An interest rate of 6.37% was fixed until July 15, 1997, and thereafter the rate adjusts to the London Interbank Offered Rate (LIBOR) plus
 .5%.

The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired and net liabilities assumed was recorded as goodwill, which will be amortized on a straight-line basis over 20 years. At April 30, 1997, the amount of goodwill recorded was $13,998,033 less $58,325 in accumulated amortization.

The results of YAR have been included in the consolidated financials for the one month period of April 1997. The following summary, prepared on a pro forma basis, combines the Company's and YAR's consolidated results of operations for
three months.   Prior to the acquisition by the Company, YAR prepared its
financial statements on a calendar year basis.   Pursuant to generally accepted
accounting principles ("GAAP"), YAR's results for the period from January 1, 1997 to March 31, 1997 were included in the Company's results for the period from February 1,

1997 through April 30, 1997 below and for pro forma purposes only. Beginning with the Company's current fiscal year, YAR's fiscal year has been conformed to the Company's fiscal year.

                                           Three Months Ended
Pro Forma Summary                               April 30,
                                      -----------------------------
                                            1997           1996
                                            ----           ----
Revenues                                $  6,305,000   $  6,715,322
Net loss                                 ($1,960,000)   ($1,113,000)
Net loss per share                          ($0.14)        ($0.11)
Shares used in per share computation      13,952,000     10,188,000

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results.


NOTE 4 -- Note Receivable from Strategic Partner

In February 1997, Quantum Leap Communications, Inc. ("QLC", a wholly owned subsidiary of the Company), loaned $1 million to Vivid Publishing, Inc., an Internet production house ("VPI"), in exchange for a convertible debenture. The debenture is convertible into 10% of the common stock of Vivid at Leap's option, and is secured by a pledge of Vivid's common stock. Under the debenture, QLC may at its option loan up to an additional $1.0 million on substantially the same terms. In March 1997, QLC exercised this option and loaned an additional $629,000 to VPI. The loans to VPI bear interest at the prime rate plus 2% per annum.


NOTE 5 -- Loss of Significant Client

In March 1997, a client representing approximately 25% and 6% of revenues during the years ended January 31, 1997 and 1996, respectively, gave the Company a notice of termination effective June 10, 1997.


NOTE 6 -- Purchase of Real Estate

In May 1997, Leap Partnership purchased a commercial office building for $2 million to provide facilities for their new Los Angeles office. $1.4 million was financed by the seller over a one year term at 9% with an option to renew the note for one additional year. The balance of the purchase price was paid by the Company.


NOTE 7 --  Net Income Per Share

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

NOTE 8 -- Recently Issued Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share". The purpose of SFAS No. 128 is to simplify the computation of earnings per share ("EPS") and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. The effective date for the application of SFAS No. 128 for both interim and annual periods is after December 15, 1997. Earlier application is not permitted. The Company does not expect the application of SFAS No. 128 to have a material impact on its EPS calculation.


NOTE 9 -- Subsequent Events

Lawsuit Settled
In September, 1995, the Spin Doctors (also known as Modigliani, Inc.), a recording and performing group, and Mow B'Jow Music, Inc., their music publisher, filed a lawsuit against Leap, the Miller Brewing Company and Trivers/Myers Music (collectively "the defendants") in the United States District Court, Central District of California. On May 21, 1997, the lawsuit was settled within the limits of the Company's insurance policy. On May 23, 1997, the case was formally dismissed by the court pursuant to the settlement agreement. The Company is not a party to any other litigation.

Stock Repurchase Program
On June 2, 1997, the Company's Board of Directors approved a Stock Repurchase Program by which the Company may repurchase up to 1,000,000 of the Company's outstanding common stock from time to time and the total cost of the program cannot exceed $3,000,000. Leap Group stock may be repurchased on the open market or in negotiated transactions, depending upon the stock price, market conditions and other factors. The repurchased shares will be held as treasury shares and will be available for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, accompanying notes thereto and other financial information appearing in the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on May 1, 1997.

In reviewing the Company's consolidated financial statements and the discussion of the Results of Operations that appears below, the following should be taken into consideration. During the quarter ended April 30, 1997, the Company acquired YAR Communications, Inc. ("YAR") in a business combination accounted for under the Purchase Accounting Method. Under generally accepted accounting principles ("GAAP"), Leap has included the financial results of YAR for the one month of April 1997.

Results of Operations

Revenues
--------

Revenues increased to $4.5 million for the three months ended April 30, 1997 from $2.0 million for the three months ended April 30, 1996, an increase of $2.4 million or 120%. The net increase of $2.4 million is primarily to the addition of YAR revenues of approximately $1.7 million for the one month of April 1997 and a $700,000 or 35% increase in new and existing business.

Direct Costs and Related Expenses
---------------------------------

Direct costs and related expenses generally consist of production costs which include services such as filming, animation, editing, special effects, photography and illustrations, artwork, computer design and various related production services which are generally outsourced, along with contract labor, talent and other costs related to creative executions which may include traditional media as well as new technologies and multimedia. Direct costs and related expenses increased to $2.3 million for the three months ended April 30, 1997 from $1.2 million for the three months ended April 30, 1996, an increase of $1.1 million or 91%. The increase was primarily attributable to an increase in production activities in The Leap Partnership, Inc. and due to the addition of $466,000 in YAR's direct expenses for the one month of April 1997. As a percentage of revenues, direct costs and related expenses actually decreased to 50.4% for the three months ended April 30, 1997, due to a change in the mix of services performed during the period, from 57.8% for the three months ended April 30, 1996.

Salaries and Related Expenses
-----------------------------

Salaries and related expenses consist primarily of salaries and wages for employees, related payroll tax expenses, group medical and dental insurance coverages and recruiting expenses. Salaries and related expenses increased to $3.2 million for the three months ended April 30, 1997 from $1.2 million for the three months ended April 30, 1996, an increase of $2.4 million or 318%. The increase in expense reflects in part the addition of approximately 200 employees from YAR Communications, Inc. which represents $670,000 in salaries and related expenses for the one month of April 1997. Excluding YAR, the increase in expense primarily reflects the addition of 43 new employees to service new clients and to strengthen the Company's creative and management team in Chicago and in the recently opened Los Angeles office.

General and Administrative Expenses
-----------------------------------

General and administrative expenses include space and facilities expenses, corporate expenses, depreciation, insurance, legal and accounting fees and management information system expenses. General and administrative expenses increased to $1.3 million for the three months ended April 30, 1997 from $255,000 for the three months ended April 30, 1996, an increase of $1.1 million or 423%. The increase is primarily due to additional depreciation and facilities costs to support the Company's growth and due to the addition of YAR's general and administrative expenses of $260,000 for the one month of April 1997.

Interest Income and Expense
---------------------------

Interest income totaled $434,452 for the three months ended April 30, 1997. The interest income was offset in part by interest expense of $14,320, resulting in a net interest income of $420,132. For the three months ended April 30, 1996, there was no significant interest income, and interest expense and net interest expense totaled $33,753. The Company incurred interest expense on debt that totaled approximately $1.9 million as of April 30, 1996. In October 1996, the Company retired substantially all of its debt with proceeds from the Company's Initial Public Offering. Remaining proceeds from the Offering were invested in short-term U.S. Treasury Notes and Bills, certificates of deposit, and in a money market fund and earned the interest income during the quarter ended April 30, 1997.

Income Taxes
------------

The combined federal and state effective income tax rates were 37.8% and 0.0% for the three months ended April 30, 1997 and 1996, respectively. For the three months ended April 30, 1996, the Company had provided a valuation reserve against deferred tax assets due to the uncertainty of realization of those tax assets. At April 30, 1997, no valuation reserve has been provided against deferred tax assets since, in management's opinion, it is more likely than not that those tax assets will be realized based on available tax operating loss carrybacks, expected reversals of taxable temporary differences, and estimates of future taxable income.

Liquidity and Capital Resources

Since its inception, the Company has primarily financed its operations and investments in property and equipment through cash generated from bank borrowings, loans from a Company officer and equipment leases. As a result of the public offering in late September 1996, the Company raised $35.7 million in cash, net of underwriting commissions and other offering costs, of which $1.3 million was used to repay Company debt. The balance of the net proceeds from the offering were invested in short-term U.S. Treasury Notes and Bills, certificates of deposit, and in a money market fund.

The Company's net working capital decreased to $14.6 million at April 30, 1997 from a working capital balance of $34.7 million at January 31, 1997. The Company's cash and cash equivalents decreased $3.7 million for the three months ended April 30, 1997. The decrease in cash and cash equivalents during the quarter is primarily attributable to (i) an increase in cash used in operating activities of approximately $2.2 million, (ii) an increase in cash used in investing activities of $21.4 million which is attributable to the acquisition of YAR and the financing of a strategic partner, Vivid Publishing, Inc., and
(iii) an increase in cash provided from financing activities of $20.0 million to fund the acquisition, the opening of the Los Angeles office, the creation of a new subsidiary, Quantum Leap Communications, Inc. and the loan to a strategic partner.

In October 1996, the Company obtained a line of credit facility, secured by certain assets of the Company, which provides up to a maximum principal amount of $24 million. The line of credit bears interest at the London Interbank Offered Rate ("LIBOR") plus .5%. As of April 30, 1997, the Company had borrowed $20,000,000 against this line of credit to finance the acquisition of YAR Communications, Inc.

In February 1997, the Company obtained an additional line of credit from a bank to provide working capital financing and funds for other general corporate purposes of the Company. The line of credit is secured by the accounts, equipment and general intangibles of the Company, and provides for borrowings up to a maximum principal amount of $8 million. The interest rate on the line is equal to LIBOR plus 2%. As of April 30, 1997, there was no outstanding balance.

In February 1997, Quantum Leap Communications, Inc. ("QLC", a wholly owned subsidiary of the Company), loaned $1 million to Vivid Publishing, Inc., an Internet production house ("VPI"), in exchange for a convertible debenture. The debenture is convertible into 10% of the common stock of Vivid at Leap's option, and is secured by a pledge of Vivid's common stock. Under the debenture, QLC may at its option loan up to an additional $1.0 million on substantially the same terms. In March 1997, QLC exercised this option and loaned an additional $629,000 to VPI. The loans to VPI bear interest at the prime rate plus 2% per annum.

In March 1997, Leap Partnership purchased a commercial office building for $2 million to provide facilities for their new Los Angeles office. $1.4 million was financed by the seller over a one year term at 9% with an option to renew the note for one additional year. The balance of the purchase price was paid by the Company.

In April 1997, the Company entered into a definitive agreement to acquire 100% of YAR Communications, Inc. ("YAR") for $20 million plus contingent payments if certain revenue and earnings goals are achieved for each of the next three years. The acquisition was financed using the Company's available lines of credit. An interest rate of 6.37% is fixed until July 15, 1997, and thereafter the rate adjusts to the London Interbank Offered Rate (LIBOR) plus .5%.

The Company believes that the net proceeds of the offering, together with existing credit facilities and any funds from operations, will be sufficient to meet the Company's cash requirements for at least the next twelve months. The Company's long-term capital requirements will depend on numerous factors, including the rates at which the Company grows, expands its personnel and infrastructure to accommodate growth and invests in new technologies. The Company has various ongoing needs for capital, including working capital for operations, project development costs and capital expenditures to maintain and expand its operations. In addition, as part of its strategy, the Company evaluates potential acquisitions of, or alliances with, businesses that extend or complement the Company's business. The Company may in the future consummate acquisitions or alliances which may require the Company to make additional capital expenditures, and such expenditures may be significant. Future acquisitions and alliances may be funded with available cash from the net proceeds of the offering, seller financing, institutional financing, issuance of common stock of the Company and/or additional equity or debt offerings.


Seasonality

Depending upon its client mix at any time, the Company could experience seasonality in its business. Such seasonality arises from the timing of product introductions and business cycles of the Company's clients and could be material to the Company's interim results. Such cycles vary from client to client, and the overall impact on the Company's results of operations cannot be predicted. In addition, the advertising industry as a whole exhibits seasonality. Typically, advertising expenditures are highest in the fourth calendar quarter and lowest in the first calendar quarter, particularly in January. Although the Company has too limited an operating history to exhibit any discernible seasonal trend, as the Company matures, Management believes that the business and results of operations could be affected by the overall seasonality of the industry.

Dependence on Key Clients and Projects

An important part of the Company's strategy is to develop in-depth, long-term relationships with a select group of clients in a variety of industries. Consistent with such strategy, a large portion of the Company's revenues has been and is expected to continue to be concentrated among a relatively limited number of nationally recognized clients. For the quarter ended April 30, 1997, four clients accounted for 26.7%, 15.9%, 12.1% and 10.8%, respectively, of consolidated revenues. Three clients accounted for 32.9%, 29.5%, and 19.3% of consolidated revenues during the quarter ended April 30, 1996.

Due to the nature of the advertising business, any of the Company's clients could at any time in the future, and for any reason, reduce its marketing budget, engage another entity or take in-house all or part of the business performed by the Company. Through the growth of existing accounts and through a diversification strategy, the Company has grown its revenues and taken steps to minimize the risk of losing a client that contributed significant revenues in a prior period but may not in future periods.

Consistent with the Company's strategy to develop long-term strategic alliances with clients, the Company has entered into agreements with its clients that are typically for longer terms and are typically on a retainer or fee basis.

The Company has developed propriety software that the Company can license over extended periods of time. The Company is currently working on developing additional proprietary content and software that can generate additional recurring licensing and other revenues. The Company has not yet generated significant revenues from this type of billing arrangement and no assurance can be given by the Company that significant revenue streams will be generated in the future.

Even though the Company has taken steps to grow existing and new business, diversify its client base, negotiate a greater percentage of retainer and fee based arrangements with clients, and to develop new potential revenue streams from licensing of proprietary software and other content, these steps may not fully mitigate the impact that the loss of any significant account may have on the Company's operations. In March 1997, a client representing 15.9% of revenues for the quarter ended April 30, 1997, gave the Company a notice of termination effective June 10, 1997. Management believes that the loss of the client and varying effects of seasonality, as described above, will have an impact on the Company's operations, particularly in the short-term. Given the Company's existing plans to grow the business through the completion of the YAR acquisition, new business development and its other strategic investments as described above, Management believes that the loss in revenue will be replaced and will therefore not have a materially adverse effect on the Company's operating results beyond the short-term. There can be, however, no assurance that the Company will be able to manage the acquisition successfully or generate additional revenues in the near term, and any inability to do so may have a material adverse effect on the Company's business, financial condition and operating results.


Note Regarding Forward-Looking Statements

This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. A number of important factors could cause the Company's actual results, performance or achievements for fiscal 1998 and beyond to differ materially from that expressed in such forward-looking statements. These factors are set forth in the Company's Registration Statement on Form S-1 (File No. 333-05051) under the heading "Risk Factors" and include, without limitation, material changes in economic conditions in the markets served by the Company's clients, risks associated with the expansion of the Company's business and the management of growth, competition in the Company's industry, uncertainties relating to the developing market for new media, changing technologies, seasonality and the Company's dependence on key clients and projects and key personnel.

PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings

          In September, 1995, the Spin Doctors (also known as Modigliani, Inc.), a recording and performing group, and Mow B'Jow Music, Inc., their music publisher, filed a lawsuit against Leap, the Miller Brewing Company and Trivers/Myers Music (collectively "the defendants") in the United States District Court, Central District of California. On May 21, 1997, the lawsuit was settled within the limits of the Company's insurance policy. On May 23, 1997, the case was formally dismissed by the courts pursuant to the settlement agreement. The Company is not a party to any other litigation.


Item 6.   Exhibits and Reports on Form 8-K

          a. Exhibits: See Exhibit Index appearing on page 14, which is incorporated herein by reference

          b. Reports on Form 8-K: During the period covered by this report, the Company filed the following Current Reports on Form 8-K:

               (1) Form 8-K dated April 15, 1997 and filed with the Commission on April 30, 1997 reporting information under item 2.

               (2) Form 8-K/A dated April 15, 1997 and filed with the Commission on June 12, 1997, amending the Form 8-K under item 7. This Form 8-K/A filing included the financial statements of YAR Communications, Inc. for the years ended December 31, 1994, 1995 and 1996, and for the three months ended March 31, 1996 and 1997, as well as the report of Finkle, Ross & Rost LLP dated April 30, 1997. This Form 8-K/A filing also included, for The Leap Group, Inc. and YAR Communications, Inc., the pro forma unaudited consolidated balance sheet as of the year ended January 31, 1997, and the pro forma consolidated statement of operations for the year ended January 31, 1997.


Items 2, 3, 4 And 5 Are Not Applicable And Have Been Omitted.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                THE LEAP GROUP, INC.
                                --------------------
                                (Registrant)



Date:  June 16, 1997            By:   /s/  R. STEVEN LUTTERBACH
                                ----------------------------------------------
                                R. Steven Lutterbach, Chief Executive Officer
                                (Principal Executive Officer)


Date:  June 16, 1997            By:  /s/  PETER VEZMAR
                                ----------------------------------------------
                                Peter Vezmar, Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                              The Leap Group, Inc.



                                 EXHIBIT INDEX



          Exhibit
          Number              Exhibits
          ------              --------

            11.               Statement Regarding Computation of Per-Share
                              Earnings

            27.               Financial Data Schedules