Form 10-K/A
period 1997-01-31
LEAP GROUP INC
filed 1997-06-24
CIK 1015665

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                          --------------------------
                                  FORM 10-K/A

   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                     For the fiscal year ended January 31, 1997, or

   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number 0-20835

                                 THE LEAP GROUP, INC.
                 (Exact name of registrant as specified in its charter)

              Delaware                                   36-4079500
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

                         22 W. Hubbard Street, Chicago, IL  60610
               (Address of principal executive office, including zip code)

                                      (312) 494-0300
                   (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
          Title of each Class                        on which registered
          -------------------                       ---------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy statement or informa-tion statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the Registrant, as of April 21, 1997 was $20,873,335 (based upon the closing sale price of the Common Stock on the Nasdaq National Market on April 21, 1997, and, for the purpose of this calculation only, assuming that all of the Registrant's directors and officers are affiliates.) There were 13,614,667 shares of Registrant's Common Stock, $.01 par value, outstanding as of April 21, 1997.

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

                             THE LEAP GROUP, INC.

                                  FORM 10-K/A
                           For The Fiscal Year Ended
                               January 31, 1997

                                     INDEX


PART I

Item                                                                    Page
----                                                                    ----
1.  Business ...........................................................   3
2.  Properties .........................................................   8
3.  Legal Proceedings...................................................   9
4.  Submission of Matters to a Vote of Security Holders.................   9


PART II

5.  Market for Registrant's Common Equity and Related
     Stockholder Matters................................................   10
6.  Selected Financial and Operating Data...............................   11
7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations................................   11
8.  Financial Statements and Supplementary Data.........................   18
9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure................................   35


PART III

10. Directors and Executive Officers of the Registrant..................   36
11. Executive Compensation .............................................   36
12. Security Ownership of Certain Beneficial Owners and
     Management ........................................................   36
13. Certain Relationships and Related Transactions......................   36


PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...   37

Signatures .............................................................   39

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

In April 1997, the Company acquired the assets and assumed certain liabilities of YAR Communication, Inc. ("YAR"). Through a staff representing nearly 40 nationalities, YAR provides culturally relevant marketing and advertising for global clients and for all major U.S. ethnic and global markets. YAR's clients include AT&T, Western Union, Nike, American Airlines, Walt Disney, L.L. Bean, MetLife, Citibank, EDS, Allstate, Medronic, Datascope, Calvin Klein, CNN, General Electric, Eli Lilly, Alta Vista, Owens-Corning, Turner Broadcasting, USA Poultry and Egg Council, FMC, and R.C. Cola.

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

Roster of Marquee Clients.   Leap has successfully competed for and serviced
major accounts. Leap's clients include Digital City, U.S. Robotics, Tommy Armour, The Chicago Tribune Company, Ameritech Corporation, R.J. Reynolds, Pizza Hut, Inc. and The University of Notre Dame. Leap attributes its success in attracting such clients to the reputations of Leap and its senior management, as well as its other core strengths, and believes that these factors, coupled with the client roster itself, will enhance Leap's ability to attract additional significant clients of national and international scope. Leap also believes in providing pro-bono services to worthy organizations and has to date provided services to the Brain Injury Association and the Partnership for a Drug Free America.

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

The depth of Leap's talent extends well beyond its senior management. Leap's strategy is to recruit the very best talent available, and the work of Leap's employees (all of whom share the title "Creative Partner") has received numerous accolades and awards. Despite its short history, Leap has achieved international recognition for creative advertising. The Company received a "Clio" award for Special Effects for its 1995 Super Bowl Campaign for the Miller Brewing Company, was a finalist in two categories at the 1995 London International Advertising Awards and has received more than a dozen awards from the Chicago Show.

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

Consistent with this strategy, in April 1997, the Company YAR. With this acquisition, Leap effectively doubles its revenue base, increases its creative talent by approximately 200, and expands its presence nationally in New York City and San Francisco, and internationally in Moscow.

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

Competition

The markets for the Company's services are highly competitive. Clients may change their marketing and communications advisors with relative ease or perform these functions themselves. Clients may also reduce or eliminate their expenditures on advertising and marketing at any time for any reason. The Company faces competition from a number of sources, all striving to attract new clients or additional assignments or accounts from existing clients. These sources include national and regional full-service and specialty advertising agencies as well as specialized and integrated marketing communications firms. The Company could also be viewed as competing with large entertainment, technology and/or marketing companies. While management believes that Leap has a technological head start over most traditional agencies, many agencies have begun to internally develop or acquire new media capabilities (e.g., corporate identity and packaging, advertising services or World Wide Web site design), have emerged technically proficient in the new media arena and are competing with the Company in the interactive advertising market. Many of the Company's competitors or potential competitors have longer operating histories, longer client relationships and significantly greater financial, management, technology, development, sales, marketing and other resources than the Company.

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


Creative Partners

As of January 31, 1997, Leap employed a total of 82 Creative Partners, 74 of whom were full-time and 7 part-time. Of these, 72 were engaged in servicing clients and 10 were involved in finance and administration. The acquisition of YAR in April 1997, added approximately 200 additional employees to the Company. The Company expects to hire a significant number of Creative Partners in fiscal 1998 to accommodate anticipated growth and expansion. None of the Company's Creative Partners are represented by a labor union, and the Company believes that its relations with its Creative Partners are good.


Intellectual Property Rights

Leap generally relies on a combination of trade secrets, copyright laws and contractual rights to establish and protect its proprietary rights to intellectual property. The Company may, where appropriate, take actions to further protect certain proprietary rights through software or other patents. The Company does not believe that the legal protections afforded to its intellectual property rights are material to its business, financial condition or results of operations.

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

With the acquisition of YAR in April 1997, the Company added the following leased offices around the world: New York City--approximately 26,300 square feet, San Francisco--approximately 3,100 square feet, and Moscow--approximately 3,500 square feet.


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

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

                             The Leap Group, Inc.

                           COMMON STOCK INFORMATION

The Company's common stock is traded on the Nasdaq National Market under the symbol LEAP. On April 15, 1997, there were 58 holders of record of the Company's stock. The Company's high and low common stock prices for the last two quarters since the Company's Initial Public Offering are:


      Fiscal 1997                         High       Low
      ---------------------------------------------------
      3rd Quarter (from September 27)    $10.50     $6.00
      4th Quarter                        $ 7.63     $5.25



                                DIVIDEND POLICY

The Company has never declared or paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future, but intends to retain future earnings, if any, for reinvestment in the future operation and expansion of the Company's business and related development activities. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant, as well as the terms of any financing arrangements.

Item 6.   Selected Financial and Operating Data.

Reference is made to "Financial Highlights" on page 1 and "Selected Financial Data" on page 40 of the 1997 Annual Report (hereby incorporated by reference) for this information. This referenced section should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained herein.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, accompanying notes thereto and other financial information appearing elsewhere herein.


OVERVIEW

The Leap Group, Inc. ("Leap") is a strategic and creative communication services company that develops and implements integrated brand marketing campaigns primarily for market leading clients using traditional and new media. Traditional marketing services provided by Leap include television, print, radio and outdoor advertising, promotions, direct mail and package and logo design; its new media services include digital interactive applications such as World Wide Web sites, CD-ROMs and interactive presentations. With a wide array of innovative services and premier marketing, advertising and technical talent and expertise, Leap is well prepared to continually pursue its central mission to build brand equity for its clients.

During the fiscal year ended January 31, 1997, and in the few months since then, The Leap Group, Inc. and its subsidiaries have achieved a number of strategic milestones:

 . Looking back over the three and one-half years of the Company's existence, the Company has grown to become profitable in its second full year of business with $8.2 million in revenues and $700,460 in net income during fiscal 1996. For fiscal 1997, the Company reported record revenues of $16.1 million and record earnings of $1.3 million.

 . The Company grew from four founding partners in September 1993, to 82 employees as of January 31, 1997. Leap's strategy is to recruit the very best talent available. Despite intense competition for talent, the Company believes that it has been successful in attracting and retaining superior creative and strategic thinkers as well as highly skilled programmers and interactive media developers. Despite the short history of the Company, Leap and its Creative Partners have achieved international recognition for creative advertising and have received numerous other accolades and awards.

 .  In September 1996, Leap raised $40 million in its Initial Public Offering
   (the "Offering") of common stock. A portion of the proceeds from the Offering was used to retire certain obligations of the Company and the balance will provide added capital to the Company so that it may continue to pursue talent, products, technologies and potential acquisitions that are complementary to the Company's business.

 .  In December 1996, Leap formed a new subsidiary, Quantum Leap Communications,
   Inc. ("QLC"). QLC was created to help advertisers communicate more effectively with targeted consumers in non-traditional ways primarily using new media over the Internet.

 . On January 31, 1997, The Leap Partnership, Inc. opened up a Los Angeles office. In keeping with the Company's strategy of developing long-term relationships with national-to-global clients, management broadened the Company's operations geographically. The office is under the guidance and direction of an exceptionally talented creative team headed by Creative Director, Steve Rabosky, and Managing Director, Carisa Bianchi.

 . In March 1997, QLC announced the release of the Quantum Objects Software.
  Quantum Objects, Version 1.0, was developed to become a powerful centralized Internet database which allows editors to input new or revised text into a Web site by posting the information to the database - and not to specific Web pages. It will help publishers to maintain or freshen their Web sites more frequently, easily and cost-effectively since there is no need to create a new Web page to display the latest information. Management believes that over time, the development of proprietary program material, like Quantum Objects, could result in a recurring revenue stream for the Company.

 . In April 1997, Leap acquired YAR Communications, Inc. ("YAR"). YAR brings culturally relevant marketing and advertising expertise in over 40 different nationalities and for many U.S. ethnic and global markets. For the year ended December 31, 1996, YAR reported revenues of $18.5 million and pre-tax income of $2.75 million. In addition, YAR has added approximately 200 Creative Partners to Leap's pool of talent.


REVENUES

The Company generates its revenues from a variety of sources: fees and retainers for strategic marketing and creative services, which may include fees based upon the airing or publication of Company-created material on various media; production revenues for creative executions, including the communication of messages through a variety of new media; fixed fees for specific project assignments; and licensing fees related to licensing of the Company's proprietary software.

Fees and retainers are established by the Company taking into consideration the Company's resources and skills which will be applied to generate relevant strategic solutions for the client's marketing and communication concerns, the value of Leap's strategic thinking and Leap's ability to produce memorable, entertaining and effective advertising. The Company structures its compensation arrangements with clients in several ways to provide for retainers or fees that integrate such an added-value approach, as well as fees based on a percentage of media charges or other fixed methodologies. However, certain assignments covered by fees and retainers have been based upon traditional methodologies which have included either an estimate of the amount and level of professional expertise provided by the Company and other committed resources needed to execute a particular client's engagement or based upon an estimate of the client's advertising expenditures over certain periods.

The term of written agreements between the Company and its clients generally is a minimum of six months. However, written agreements typically are terminable by either the client or the Company on short notice, often 90 days, and in certain instances less. The Company at times performs services prior to the execution of written agreements. Revenues, even if predominantly retainer- or project-based, can vary materially from period to period. The Company's strategy is to focus on providing expanding ranges and amounts of services to a relatively limited number of nationally recognized clients. The Company's results of operations will therefore, by design, be dependent upon the Company's ability to maintain its relationships with its key clients or to replace clients quickly should the Company or the client desire to reduce or terminate a relationship. There can be no assurance that period-to-period fluctuations in operating results will not occur.

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

The Company has experienced fluctuations in its revenues since inception, which are to a significant degree a function of establishing or terminating client relationships and to a lesser degree a reflection of its mix of fees and production revenues. The Company has a limited operating history upon which an evaluation of the Company and its prospects may be based, and the Company has not identified any particular trends with respect to its historic revenues.

Revenues from fixed fee arrangements, typically in the form of monthly retainers, are recognized over the period in which services are rendered. Revenues from production services are recognized as the services are completed. Leap's production projects are usually commenced and completed in a short time period, often less than 60 days. Outside production costs are initially recorded as costs in excess of billings and are expensed as direct costs and related expenses at the completion of such services. Revenues earned from fees based upon third-party media placements are recognized when the Company-created materials appear on various media in accordance with industry practice. Salaries and other related general and administrative costs are expensed as incurred.


RESULTS OF OPERATIONS

The following table sets forth, as a percentage of revenues, operating expenses and certain other items which are included in the Company's statements of operations for the fiscal years reflected below. Operating results for any period are not necessarily indicative of results for any future periods.

                                              Fiscal Year Ended January 31,
                                            ------------------------------------
                                             1997        1996         1995
--------------------------------------------------------------------------------
Revenues                                     100.0%      100.0%       100.0%
Operating expenses:
     Direct costs and related expenses        55.0        44.1         80.1
     Salaries and related expenses            26.4        27.4         34.2
     General and administrative expenses      10.0        12.0         15.4
--------------------------------------------------------------------------------
          Total operating expenses            91.4        83.5        129.7
--------------------------------------------------------------------------------
Operating income/(loss)                        8.6        16.5        (29.7)
     Other income and (expenses), net          2.8        (2.0)        (2.2)
--------------------------------------------------------------------------------
Income/(loss) before income taxes             11.4        14.5        (31.9)
     Income tax (expense)/benefit             (3.3)       (6.0)         9.1
--------------------------------------------------------------------------------
Net income/(loss)                              8.1%        8.5%       (22.8)%
================================================================================

Fiscal Year Ended January 31, 1997 Compared to Fiscal Year Ended January 31,
1996

Revenues increased to $16.1 million for fiscal 1997 from $8.2 million for fiscal 1996, an increase of $7.9 million, or 96.0%. The increase is primarily attributable to a significant increase in fees earned from new and existing clients during fiscal 1997, despite the Company's resignation from the Miller Brewing Company account during fiscal 1996. Miller represented approximately 66.4% of the Company's total revenues for fiscal 1996. Excluding Miller, revenues increased from $2.8 million in fiscal 1996 to $16.1 million in fiscal 1997, an increase of $13.3 million or 475%.

Direct costs and related expenses increased to $8.8 million for fiscal 1997 from $3.6 million for fiscal 1996, an increase of $5.2 million or 144.3%. This increase was attributable to increased production activities. Revenues specific to production activities, however, increased only 91.6% as compared to the increase in total revenues of 96.0% during fiscal 1997. As a percentage of production revenues, direct costs and related expenses decreased by approximately 1.2%, as a result of increased efficiencies and improved margins.

Salaries and related expenses increased to $4.3 million for fiscal 1997 from $2.2 million for fiscal 1996, an increase of just over $2 million, or 89.2%. Salaries and related expenses, however, declined as a percentage of revenues from 27.4% to 26.4%. The increased expenses reflected the addition, in fiscal 1997, of 44 new Creative Partners.

General and administrative expenses increased to $1.6 million for fiscal 1997 from $985,000 for fiscal 1996, an increase of $618,000. The increase is primarily due to additional expenses associated with increased occupancy costs, depreciation expense and increased staffing in administrative functions. As a percentage of revenues, general and administrative expenses declined from 12.0% in fiscal 1996 to 10.0% in fiscal 1997.

Other income included interest income of $619,000 for the year ended January 31, 1997. The interest income was offset in part by interest expense of $163,000, resulting in net interest income of $456,000. For the year ended January 31, 1996, there was no significant interest income; interest expense totaled $161,000. The difference in other income and expense for the two periods resulted from the Company's retirement of debt and investment of the net proceeds from the Offering in September 1996, offset in part by increased borrowings prior to receipt of the proceeds.

The combined effective federal and state income tax rates were 29.1% and 41.4% for fiscal 1997 and 1996, respectively. Income tax expense of $536,000 and $494,000 is reflected for fiscal 1997 and 1996, respectively, as a result of the Company generating taxable income during those years. During fiscal 1997, the Company realized tax benefits from the exclusion of tax-exempt investment income from state taxable income. Also, the Company generated a net operating loss from its inception, September 20, 1993, through January 31, 1995 of approximately $1.6 million. The net operating loss subsequently offset taxable income in both fiscal 1996 and 1997. The balance of the net operating loss as of January 31, 1996, of approximately $260,000, had been fully reserved, primarily due to the Company's history of operating losses. As a result of the Company's continued growth of revenue, earnings and capital resources during fiscal 1997, the Company reversed the tax valuation allowance. As of January 31, 1997, the Company's balance of net operating losses is approximately $112,000, which pursuant to the tax law can be utilized ratably over the next five years.

Fiscal Year Ended January 31, 1996 Compared to Fiscal Year Ended January 31,
1995

Revenues increased to $8.2 million for fiscal 1996 from $4.7 million for fiscal 1995, an increase of $3.5 million, or 74.5%. The increase is primarily attributable to a significant increase in fees earned from Miller during fiscal 1996, and the remainder is attributable to services provided to new clients and increased demand for services by existing clients. Miller represented approximately 66.4% and 63.7% of the Company's total revenues for fiscal 1996 and 1995, respectively. Excluding Miller, revenues increased from $1.7 million in fiscal 1995 to $2.8 million in fiscal 1996, an increase of $1.1 million or 64.7%.

Direct costs and related expenses decreased to $3.6 million for fiscal 1996 from $3.7 million for fiscal 1995, a decrease of $100,000 or 2.7%. Approximately $375,000, or 10.0%, of the direct costs in fiscal 1995 were incurred in connection with business development activities for which no corresponding revenues were generated by the Company. Exclusive of these costs, direct costs increased by approximately $250,000, or 7.4%, from fiscal 1995 to fiscal 1996. This increase was attributable to an increase in production activities. Revenues specific to production activities increased approximately 24% in fiscal 1996. As a percentage of production revenues, direct costs decreased by approximately 11%, as a result of increased efficiencies and improved margins.

Salaries and related expenses increased to $2.2 million for fiscal 1996 from $1.6 million for fiscal 1995, an increase of $600,000, but declined as a percentage of revenues from 34.2% to 27.4%. The increased expenses reflected the addition, in fiscal 1996, of 11 new Creative Partners.

General and administrative expenses increased to $985,000 for fiscal 1996 from $722,000 for fiscal 1995, an increase of $263,000. The increase is primarily due to additional expenses associated with increased occupancy costs and increased staffing in administrative functions. As a percentage of revenues, general and administrative expenses declined from 15.4% in fiscal 1995 to 12.0% in fiscal 1996.

Interest expense increased to $161,000 for fiscal 1996 from $103,000 for fiscal 1995, an increase of $58,000 or 56.3%. The increase is primarily attributable to increased borrowings from available bank lines of credit in order to fund the Company's growth and operations. Interest rates remained relatively constant for both fiscal 1996 and 1995.

Combined effective federal and state income tax rates were 41.4% and 28.6% for fiscal 1996 and 1995, respectively. Income tax expense of $494,000 is reflected for fiscal 1996, as a result of the Company's taxable income during the year. An income tax benefit of $427,000 is reflected for fiscal 1995, as a result of the Company's net operating loss during the period. The Company generated a net operating loss from its inception, September 20, 1993, through January 31, 1995 of approximately $1.6 million. The net operating loss offsets the taxable income generated in fiscal 1996. The balance of the net operating loss of approximately $260,000 was fully reserved at January 31, 1996, primarily due to the Company's history of operating losses.

Fiscal Year Ended January 31, 1995 Compared to Fiscal Year Ended January 31,
1994

The Company's inception was September 20, 1993, and operations commenced during November 1993. Since less than three months of operations are included in fiscal 1994, comparisons to fiscal 1995 are not meaningful.

During fiscal 1994, the Company's revenues were $373,000 and operating expenses were $496,000, resulting in a net loss of $123,000. The loss was primarily attributable to start-up costs incurred in connection with commencing operations.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has primarily financed its operations and investments in property and equipment through cash generated from bank borrowings, loans from a Company officer and equipment leases. As a result of the Offering in late September 1996, the Company raised $35.7 million in cash, net of underwriting commissions and other Offering costs, of which approximately $1.3 million was used to repay company debt. The balance of the net proceeds from the Offering were invested in short-term U.S. Treasury Notes and Bills, certificates of deposit, and in a money market fund.

The Company's net working capital increased to $34.7 million at January 31, 1997 from a working capital deficit of $1 million at January 31, 1996. The Company's cash and cash equivalents increased $32.3 million and $41,000 for the fiscal years ended January 31, 1997 and 1996, respectively. The increase during fiscal 1997 is primarily due to the $34.4 million received from the net proceeds of the Initial Public Offering after repayment of substantially all of the Company's debt. This cash from financing activities is offset by cash used in operations and in investing activities during fiscal 1997. The $825,000 decrease in cash from operating activities is primarily attributable to a $4.4 million increase in accounts receivable which is offset by current year net income of $1.3 million, increases in accounts payable and other liabilities totaling $1.7 million, and a decrease in costs in excess of billings of $400,000. The cash used in investing activities includes capital expenditures totalling $524,000 and $825,000 in proprietary software development costs. The operating and investing cash flows reflect the growth in the Company's business operations and investment activities.

In October 1996, the Company obtained a line of credit facility, secured by certain assets of the Company. The Company will be provided with credit up to the lesser of (i) $24 million or (ii) 90-95% of the Company's available cash and cash equivalent balances. The line of credit bears interest at the London Interbank Offered Rate ("LIBOR") plus .5%. As of January 31, 1997, there was no outstanding balance. In April 1997, the Company borrowed $20 million under this facility for the purchase of YAR.

In February 1997, the Company obtained an additional line of credit from a bank to provide working capital financing and funds for other general corporate purposes of the Company. The line of credit is secured by the accounts receivable, equipment and general intangibles of the Company, and provides for borrowings up to a maximum principal amount of $8 million. The interest rate on the line is equal to LIBOR plus 2%.

In March 1997, Leap loaned $1.0 million to Vivid Publishing, Inc., an Internet production house ("Vivid"), in exchange for a convertible debenture. The debenture is convertible into 10% of the common stock of Vivid at Leap's option, and is secured by a pledge of Vivid's common stock. Under the debenture, Leap may at its option loan up to an additional $1.0 million on substantially the same terms. As of April 15, 1997, Leap had advanced $474,000 pursuant to this option. The loans to Vivid bear interest at the prime rate plus 2% per annum.

Also in March 1997, Leap Partnership entered into an agreement to purchase a commercial office building to provide facilities for its new Los Angeles office. The estimated purchase price is $2 million, of which $1.4 million will be seller financed over a one-year term at 9% with an option to renew the note for one additional year. The balance of the purchase price will be paid by the Company.

In April 1997, the Company acquired the assets and assumed certain liabilities of YAR Communications, Inc. for $20 million plus additional contingent payments should YAR meet certain revenue and earnings performance goals in the next three years. The additional cash payments would be equal to 50% of the excess, if any, of Annual Pre-Tax Income over the Annual Pre-Tax Income Targets, defined below, for each of the calendar years 1997, 1998 and 1999, provided, however, that the corresponding Annual Revenue Targets for those years are met or exceeded.

        Year     Annual Pre-Tax Income Targets      Annual Revenue Targets
        ----     -----------------------------      ----------------------
        1997              $3,937,500                      $22,500,000
        1998              $4,725,000                      $27,000,000
        1999              $5,670,000                      $32,400,000

The earnings and revenue targets are set at a minimum annual growth rate of 20%. There is no limit to the amount of payments that could be paid under this plan so as to further incent maximum performance. In the event such payments are made, additional goodwill will be recorded and amortized over its remaining estimated life.

The Company believes that the net proceeds of the Offering, together with existing credit facilities and any funds from operations, will be sufficient to meet the Company's cash requirements for at least the next twelve months. The Company's long-term capital requirements will depend on numerous factors, including the rates at which the Company grows, expands its personnel and infrastructure to accommodate growth and invests in new technologies. The Company has various ongoing needs for capital, including working capital for operations, project development costs and capital expenditures to maintain and expand its operations. In addition, as part of its strategy, the Company evaluates potential acquisitions of, or alliances with, businesses that extend or complement the Company's business. The Company may in the future consummate acquisitions or alliances which may require the Company to make additional capital expenditures, and such expenditures may be significant. Future acquisitions and alliances may be funded with available cash from the net proceeds of the Offering, seller financing, institutional financing, and/or additional equity or debt offerings. There can be no assurance that the Company will be able to raise any additional required capital on favorable terms, or at all.


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


DEPENDENCE ON KEY CLIENTS AND PROJECTS

An important part of the Company's strategy is to develop in-depth, long-term relationships with a select group of clients in a variety of industries. Consistent with such strategy, a large portion of the Company's revenues has been, and is expected to continue to be, concentrated among a relatively limited number of nationally recognized clients. For the year ended January 31, 1997, three clients accounted for 25.1%, 23.4%, and 18.9%, respectively, of consolidated revenues. One client accounted for 66.4% of consolidated revenues during fiscal 1996, and two clients accounted for 63.7% and 28.4% of consolidated revenues during fiscal 1995.

Due to the nature of the advertising business, any of the Company's clients could at any time in the future, and for any reason, reduce its marketing budget, engage another entity or take in-house all or part of the business performed by the Company. In December 1995, the Company voluntarily resigned the Miller Brewing Company account which accounted for 66.4% of the Company's revenues for the year ended January 31, 1996. In the second half of fiscal 1996, Miller began to reduce its advertising expenditures on campaigns in which the Company was involved, which resulted in a significant decline in Leap's revenues during such period. The Company's management viewed an expansion of Miller's advertising budget for such campaigns as unlikely and determined that Leap's resources could be better utilized on other opportunities. The Company therefore resigned the Miller account in December 1995 in order to pursue other assignments. During fiscal 1997, the Company fully offset the loss of this client's revenues and grew revenue by 96%. Excluding revenue attributable to Miller, revenue from other existing clients and new business increased $13.3 million or 475% during fiscal 1997 as compared to fiscal 1996.

Even though the Company has taken steps to grow existing and new business, diversify its client base, negotiate a greater percentage of retainer- and fee-based arrangements with clients, and develop new potential revenue streams from licensing of proprietary software and other content, these steps may not fully mitigate the impact that the loss of any significant account may have on the Company's operations. In March 1997, a client representing 25.1% of the Company's revenues for the year ended January 31, 1997, gave the Company a 90-day notice of termination. Management believes that the loss of the client and varying effects of seasonality, as described above, will have an impact on the Company's operations, particularly in the short term. Given the Company's existing plans to grow the business through the completion of the YAR acquisition, new business development and its other strategic investments as described above, Management believes that the loss in revenue will be replaced and will therefore not have a materially adverse effect on the Company's operating results beyond the short term. There can be, however, no assurance that the Company will be able to manage the acquisition successfully or generate additional revenues in the near term, and any inability to do so may have a materially adverse effect on the Company's business, financial condition and operating results.


NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its Management are intended to identify such forward-looking statements. A number of important factors could cause the

Company's actual results, performance or achievements for fiscal 1998 and beyond to differ materially from that expressed in such forward-looking statements. These factors are set forth in the Company's Registration Statement on Form S-1 (File No. 333-05051) under the heading "Risk Factors" and include, without limitation, material changes in economic conditions in the markets served by the Company's clients; competition in the Company's industry; uncertainties relating to the developing market for new media; changing technologies; seasonality; costs and uncertainties relating to establishing new offices and bringing them to profitability; costs and uncertainties relating to YAR and other acquisitions, including Leap's ability to successfully manage and integrate the acquired companies; and the Company's dependence on key clients and projects (as discussed above under "Dependence on Key Clients and Projects") and key personnel.

Item 8.   Financial Statements and Supplementary Data

                             The Leap Group, Inc.


              CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO
                    AS OF JANUARY 31, 1997, 1996, AND 1995
                        TOGETHER WITH AUDITORS' REPORT

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of The Leap Group, Inc.:

We have audited the accompanying consolidated balance sheets of The Leap Group, Inc. (a Delaware corporation) and subsidiaries as of January 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Leap Group, Inc. and subsidiaries as of January 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP


Chicago, Illinois
April 15, 1997

The Leap Group, Inc. and Subsidiaries
Consolidated Balance Sheets


                                                              January 31,
                                                      ---------------------------
ASSETS                                                    1997           1996
                                                      -------------  ------------

CURRENT ASSETS
  Cash and cash equivalents                            $32,312,749    $   47,981
  Accounts receivable (net of allowance of $30,000
     and $0, respectively)                               4,793,937       362,388
  Costs in excess of billings (net of allowance of
     $40,000 and $0, respectively)                         218,721       619,660
  Deferred income tax asset                                 64,622             -
  Prepaid expenses                                         215,174        42,201
                                                       -----------    ----------
     Total current assets                               37,605,203     1,072,230

PROPERTY AND EQUIPMENT
  Land                                                     158,921       158,921
  Building and building improvements                       491,900       442,923
  Computer equipment                                       804,534       385,462
  Furniture and equipment                                  259,074       164,521
                                                       -----------    ----------
                                                         1,714,429     1,151,827
  Less accumulated depreciation                           (525,068)     (254,454)
                                                       -----------    ----------
     Net property and equipment                          1,189,361       897,373

OTHER ASSETS                                             1,065,048        83,190
                                                       -----------    ----------

TOTAL ASSETS                                           $39,859,612    $2,052,793
                                                       ===========    ==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.



                                                                January 31,
                                                         ------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                        1997         1996
                                                        ------------   ----------
CURRENT LIABILITIES
  Accounts payable                                       $ 1,834,331  $  898,133
  Accrued expenses                                           809,939     230,952
  Billings in excess of costs                                214,264        -
  Notes payable to bank                                         -        459,378
  Current portion of long-term liabilities                    52,066      56,295
  Notes payable to officer                                      -        400,000
                                                         -----------  ----------
     Total current liabilities                             2,910,600   2,044,758

LONG-TERM LIABILITIES
  Deferred income tax liability                              294,326        -
  Mortgage payable                                              -        381,097
  Capital lease obligations                                   71,999      66,526
                                                         -----------  ----------
     Total long-term liabilities                             366,325     447,623

TOTAL LIABILITIES                                        $ 3,276,925  $2,492,381
                                                         -----------  ----------

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY
  Preferred Stock, $.01 par value; 20,000,000 shares
     authorized, no shares issued or outstanding
  Common Stock, $.01 par value; 100,000,000 shares
     authorized, 13,600,000 and 9,600,000 shares
     issued and outstanding as of January 31, 1997
     and 1996, respectively                                  136,000      96,000
  Additional paid in capital                              35,581,344     (95,000)
  Retained earnings (accumulated deficit)                    865,343    (440,588)
                                                         -----------  ----------
     Total stockholders' equity (deficit)                 36,582,687    (439,588)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $39,859,612  $2,052,793
                                                         ===========  ==========



The accompanying notes to the consolidated financial statements are an integral part of these statements.

The Leap Group, Inc. and Subsidiaries
Consolidated Statements of Operations



                                                 FISCAL YEAR ENDED JANUARY 31,
                                          -------------------------------------------
                                              1997           1996           1995
                                          -------------  ------------  --------------

Revenues                                   $16,087,986   $ 8,209,622   $   4,679,248

Operating expenses:
  Direct costs and related expenses          8,847,323     3,622,016       3,749,019
  Salaries and related expenses              4,252,019     2,246,963       1,598,047
  General and administrative expenses        1,602,644       984,966         722,092
                                           -----------   -----------   -------------
     Total operating expenses               14,701,986     6,853,945       6,069,158

Operating income/(loss)                      1,386,000     1,355,677      (1,389,910)
  Other income and (expense), net              456,293      (161,194)       (102,699)
                                           -----------   -----------   -------------
Income/(loss) before income taxes            1,842,293     1,194,483      (1,492,609)
  Income tax (expense)/benefit                (536,362)     (494,023)        427,300
                                           -----------   -----------   -------------
Net income/(loss)                          $ 1,305,931   $   700,460    ($ 1,065,309)
                                           ===========   ===========   =============

Per share data:
  Net income/(loss) per share                    $0.12         $0.07          $(0.11)
  Shares used in per share computation      11,126,162    10,108,680      10,108,680



The accompanying notes to the consolidated financial statements are an integral part of these statements.

The Leap Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity


                                                                                Retained
                                           Common Stock         Additional      Earnings/            Total
                                     ------------------------    Paid In       (Accumulated       Stockholders'
                                        Shares      Amounts       Capital        Deficit)       (Deficit) Equity
----------------------------------------------------------------------------------------------------------------

Balance as of February 1, 1994          9,600,000    $ 96,000      ($95,000)       ($75,739)          ($74,739)
  Net loss                                      -           -             -      (1,065,309)        (1,065,309)
--------------------------------------------------------------------------------------------------------------
Balance as of January 31, 1995          9,600,000      96,000       (95,000)     (1,141,048)        (1,140,048)
  Net income                                    -           -             -         700,460            700,460
--------------------------------------------------------------------------------------------------------------
Balance as of January 31, 1996          9,600,000      96,000       (95,000)       (440,588)          (439,588)
  Issuance of additional shares
  for the initial public offering       4,000,000      40,000    35,676,344               -         35,716,344
  Net income                                    -           -             -       1,305,931          1,305,931
--------------------------------------------------------------------------------------------------------------
Balance as of January 31, 1997         13,600,000    $136,000   $35,581,344     $   865,343        $36,582,687



The accompanying notes to the consolidated financial statements are an integral part of these statements.

The Leap Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                              FISCAL YEAR ENDED JANUARY 31,
                                                        ------------------------------------------
                                                            1997           1996          1995
                                                        -------------  ------------  -------------
Cash Flows from Operating Activities:
Net income/(loss)                                        $ 1,305,931   $   700,460    ($1,065,309)
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                              322,531       169,598        106,930
  Deferred income taxes                                      229,704       477,793       (427,300)
  Changes in operating assets and liabilities:
     Accounts receivable                                  (4,431,549)      286,369       (555,257)
     Costs in excess of billings                             400,939       (28,397)      (591,263)
     Prepaid expenses                                       (172,973)      (23,916)         4,103
     Other assets                                           (208,775)      (27,795)       (69,716)
     Accounts payable                                        936,198    (1,102,426)     1,809,400
     Accrued expenses                                        578,987       (34,958)       224,254
     Billings in excess of costs                             214,264             -              -
     Income tax payable                                            -       (16,230)             -
-------------------------------------------------------------------------------------------------
Net Cash (Used in)/Provided by Operating Activities         (824,743)      400,498       (564,158)

Cash Flows from Investing Activities:
  Capital expenditures                                      (488,566)     (241,947)      (281,571)
  Capitalized software development costs                    (825,000)            -              -
-------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                     (1,313,566)     (241,947)      (281,571)

Cash Flows from Financing Activities:
  Net proceeds from issuance of common stock              35,716,344             -              -
  Net borrowings/(repayments) on:
     Capital lease obligations                               (35,675)            -              -
     Line of credit                                         (218,356)     (722,517)       760,653
     Term note                                              (241,022)      241,022              -
     Mortgage payable                                       (418,214)      (35,790)       (25,996)
     Note payable to officer                                (400,000)      400,000              -
-------------------------------------------------------------------------------------------------
Net Cash Provided by/(Used in) Financing Activities       34,403,077      (117,285)       734,657

Net Increase/(Decrease) in cash and cash equivalents      32,264,768        41,266       (111,072)
Cash and cash equivalents, at beginning of period             47,981         6,715        117,787
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period              $32,312,749   $    47,981   $      6,715

Supplementary disclosure of cash paid during the period:

  Interest paid                                          $   163,109   $   166,898   $     88,091
  Income taxes paid                                      $   400,056             -              -
Supplementary disclosure of noncash investing and financing activities:
  Property purchased under mortgage payable                        -             -   $    480,000
  Equipment purchased under capital lease obligations    $    74,035   $    85,704              -

The accompanying notes to the consolidated financial statements are an integral part of these statements.

The Leap Group, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements


NOTE 1 - DESCRIPTION OF BUSINESS

The Leap Group, Inc. and its subsidiaries ("the Company") are strategic and creative communication services companies that develop and implement integrated brand marketing campaigns primarily for market leading clients using traditional and new media.

The Leap Group, Inc. is a Delaware corporation which was incorporated in March 1996 to act as the parent company for three wholly owned subsidiaries - The Leap Partnership, Inc. ("Leap Partnership"), an Illinois corporation established in September 1993; Lilypad Services, Inc. ("Lilypad"), an Illinois corporation established in September 1995; and Tadpole Productions, Inc. ("Tadpole"), an Illinois corporation established in September 1995.

The Company is primarily headquartered in Chicago, Illinois. On January 31, 1997, The Leap Partnership, Inc. established a second office in Los Angeles, California.

In December 1996, the Company formed a new wholly owned subsidiary, Quantum Leap Communications, Inc. ("QLC"), a Delaware corporation. QLC was formed to develop distribution systems and to produce content that will help advertisers to communicate more effectively with targeted consumers in non-traditional ways primarily using new media over the Internet.

In October 1996, the Company completed its Initial Public Offering (the "Offering") and issued 4,000,000 shares of its common stock at $10.00 per share. The Company received proceeds of approximately $35.7 million in cash, net of underwriting commissions and other Offering costs.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
----------------------------
The accompanying Consolidated Financial Statements have been prepared on the basis that the entities which now comprise the Company were combined at their inception for financial reporting purposes. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
--------------------------
Cash and cash equivalents generally consist of cash, certificates of deposit, U.S. Treasury Notes and Bills, and other money market instruments with short-term maturities. These investments are stated at cost, which approximates fair value, and are also considered cash equivalents for the purposes of reporting cash flows.

Disclosures About Fair Value of Financial Instruments
------------------------------------------------------
The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

Cash and cash equivalents, trade receivables and trade payables: the carrying amounts approximate fair value because of the short maturity of these items.

Notes payable to a bank and mortgage payable: due to the floating interest rate on these obligations, the carrying amounts approximate fair value.

Property and Equipment
----------------------
Property and equipment are stated at cost less accumulated depreciation. Company policy provides for capitalization of all major expenditures for renewal and improvements and for current charges to income for repairs and maintenance. The provision for depreciation has been calculated using straight-line and accelerated methods over the estimated economic lives of the related assets as follows:

     Building and building improvements               39 years
     Computer equipment                                3 years
     Furniture and equipment                         5-7 years

Leasehold improvements are amortized over the lesser of their useful lives or the remaining term of the related lease.

Purchased Software Costs
------------------------
Software that is purchased for use by the Company and has an expected life greater than one year is capitalized and classified within Other Assets. The Company has adopted a policy to depreciate these costs over a two-year period using the straight-line method.

Research and Development Costs
------------------------------
Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized once technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based upon anticipated future revenues and changes in hardware and software technologies. Costs that are capitalized include contracted outside labor, direct labor and related overhead.

Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis using the straight-line method over periods not exceeding three years. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately.

Revenue Recognition
--------------------
Retainers from fixed fee arrangements, typically in the form of monthly retainers, are recognized over the period in which services are rendered. Revenues from production services are recognized as the services are completed. The Company's production projects are usually commenced and completed in a short time period, often less than 60 days. Outside production costs are initially recorded as costs in excess of billings and are expensed as direct costs and related expenses at completion of such services. Revenue earned from fees based upon third-party media placements are recognized when the Company-created materials appear on various media in accordance with industry practice. Salaries and other related general and administrative costs are expensed as incurred. Billings in excess of costs are billings received in advance of work performed. This deferred revenue will be recognized in income as services are provided.

Concentration of Credit and Other Risk
---------------------------------------
SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no significant off-balance sheet items. The Company attempts to limit its concentration of credit risk by securing clients which are well-established and credit-worthy advertisers of consumer and industrial goods and services.

While the Company typically enters into written agreements with its clients, at times it performs services prior to the execution of such agreements, and written contracts are typically terminable by either party on short notice, often 90 days and in certain instances less. Management considers the relationships with existing clients to be good; however, the loss of any one or more of the Company's significant clients could have a materially adverse effect on the Company's business, financial condition and results of operations.

For the year ended January 31, 1997, three clients accounted for 25.1%, 23.4%, and 18.9%, respectively, of consolidated revenues (refer to Note 13). One client accounted for approximately 66.4% of consolidated revenues during fiscal 1996, and two clients accounted for approximately 63.7% and 28.4%, respectively of consolidated revenues during fiscal 1995.

Income Taxes
-------------
The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future effects of all deductible temporary differences, loss carryforwards, and tax credit carryforwards. If deemed necessary, deferred tax assests are reduced by a valuation allowance for the amount of any tax benefits which are not expected to be realized.

Per Share Data
---------------
Net income (loss) per common share is computed using the weighted average number of shares outstanding of common stock and dilutive common equivalent shares from stock options using the treasury stock method. In accordance with certain Securities and Exchange Commission (SEC) Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the Company's Offering date as if they were outstanding for all prior periods presented using the treasury stock method and the Offering price.

Management's Use of Estimates
------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Recently Issued Accounting Standards
-------------------------------------
In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes financial accounting and reporting standards for stock-based compensation. The Statement defines a fair value-based method of accounting for an employee stock option or similar equity instrument. However, it also allows a company to continue to measure compensation cost for those plans using the intrinsic-value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Companies electing to continue the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in the Statement had been applied. Management of the Company has elected to make the pro forma disclosure as allowed by SFAS No. 123. Note 7 to the consolidated financial statements presents the pro forma net income and earnings per share disclosures.

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which the Company adopted in fiscal 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. To date, no such events or circumstances have occurred. However, the Company intends to continue to perform a periodic review of assets for impairment.

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which simplifies the standards for computing earnings per share. It replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation between the basic EPS computation and the diluted EPS computation. The SFAS No. 128 presentation is reacquired for the year ended January 31,

1998, and will be adopted by the Company at that time. Had the Company calculated EPS using SFAS No. 128 for the year ended January 31, 1997, basic EPS would have approximately $.12 per share.


NOTE 3 - OTHER ASSETS

During fiscal year 1997, the Company recorded approximately $825,000 of capitalized software development costs as Other Assets in the accompanying consolidated balance sheet. These costs are being amortized over a three-year period commencing when the product was available for general release. Amortization expense related to capitalized software development costs totaled $22,000 for fiscal 1997.

As of January 31, 1997 and 1996, the Company also recorded $214,000 and $104,000, respectively, of purchased software costs. It is the Company's policy to amortize purchased software costs over a two-year period. Amortization expense related to the purchased software was approximately $58,000 and $28,000 for fiscal years 1997 and 1996, respectively.


NOTE 4 - NOTES PAYABLE TO BANKS

Lines of Credit
----------------
On November 1, 1994, the Company entered into a revolving credit agreement with a bank for a line of credit of up to $1 million. The interest rate on January 31, 1995 (1.5% above the bank's prime lending rate) was 10.5%. The line was collateralized by all business assets, including a second mortgage on the Company's commercial real estate, and was guaranteed by certain stockholders of the Company. On October 26, 1995, all outstanding debt under the line was paid in full, the agreement was terminated and the mortgage was discharged.

On October 4, 1995, the Company obtained a line of credit with a bank for up to $1,500,000. On July 5, 1996, the agreement expired and was subsequently extended through October 31, 1996. The line was collateralized by substantially all of the Company's general business assets and by the guarantees of certain stockholders of the Company. At January 31, 1996, $218,000 was outstanding under such line and was classified as current with interest at 9.5% per annum. In October 1996, the outstanding balance on this line of credit was repaid with proceeds from the Offering.

In October 1996, the Company obtained a new line of credit from a bank secured by collateral cash balances, money market and other cash equivalent instruments of the Company. The line provides for borrowings up to the lesser of (i) $24 million or (ii) 90-95% of the Company's available cash and cash equivalent balances, to fund working capital requirements and for other general corporate purposes of the Company. The interest rate on the loan is LIBOR plus .5%. As of January 31, 1997, there was no outstanding balance on this line of credit.

Revolving Line and Term Note
-----------------------------
On October 4, 1995, the Company obtained an additional line of credit for up to $500,000 to purchase computer and office equipment. The note was secured by all the computer equipment of the Company and was guaranteed by certain stockholders of the Company. At January 31, 1996, the outstanding balance was approximately $241,000 which was classified as current. In October 1996, the debt was retired with proceeds from the Offering.

Mortgage
---------
On March 9, 1994, the Company secured a loan for $480,000 to purchase the building in which the Company's current principal offices are located. The three-year balloon note bore interest at the rate of 8.5%, payable in monthly principal and interest installments of $5,995 through March 9, 1997, and was collateralized by a mortgage on the Company's offices. This loan was refinanced on May 30, 1996.

The new loan, which was in the amount of $596,000, bore an interest rate of prime plus 1%, and was payable in monthly principal and interest installments of $7,794 through May 2001, with a balloon payment of approximately $360,000 in June 2001. The loan was secured by a mortgage on the building in which the Company's current principal offices are located. In October 1996, this loan was repaid with proceeds from the Offering.


NOTE 5 - RELATED PARTY TRANSACTIONS

Guarantees of Notes Payable to Banks
-------------------------------------
As discussed in Note 4, prior to October 7, 1996, substantially all of the Company's debt had been guaranteed by certain shareholders of the Company. The Company's existing lines of credit are no longer guaranteed by shareholders, but are collateralized by the assets of the Company.

Note Payable to Officer
------------------------
In February 1995, the Company secured financing from an officer of the Company to fund additional working capital needs of the Company. The $450,000 installment note bore interest at prime plus 1.5% through October 31, 1996 and was collateralized by a second mortgage on the Company's principal office building. In October 1996, this note was repaid with proceeds from the Offering.


NOTE 6 - CAPITAL STOCK

Incorporation
--------------
On September 20, 1993, The Leap Partnership, Inc. was incorporated in Illinois. Subsequently, on March 11, 1996, the Company was formed and became the parent to the wholly owned subsidiaries, Leap Partnership, Lilypad, and Tadpole. In connection with the formation of the Company, each of the four founding shareholders of Leap Partnership exchanged their 25 shares of Leap Partnership common stock for 2,400,000 shares of the Company's common stock. Common stock and per share amounts have been retroactively restated in the accompanying financial statements to reflect the effect of the reorganization. The combined entities have been under common control since inception and have been included in the consolidated financial statements at historical cost since their respective dates of inception in a manner similar to a pooling of interests.

The initial certificate of incorporation of the Company authorized 40,000,000 shares of common stock with $.01 par value and 10,000,000 shares of preferred stock with $.01 par value. On May 29, 1996, the Board of Directors and Stockholders of the Company approved an amendment to the certificate of incorporation which increased the total number of authorized shares of common stock to 100,000,000 and preferred stock to 20,000,000.


NOTE 7 - STOCK COMPENSATION PLANS

1996 Stock Option Plan
-----------------------
On January 3, 1996, the Board of Directors and Shareholders of The Leap Partnership, Inc. adopted the 1996 Stock Option Plan (the "1996 Stock Option Plan"), which was subsequently amended and restated on March 12, 1996, by the Board of Directors and Stockholders of the Company, whereby certain eligible employees may be granted options. The 1996 Stock Option Plan allows issuance of incentive stock options and nonqualified options. The 1996 Stock Option Plan is administered by the Stock Option Committee of the Board of Directors. The exercise price of incentive stock options shall not be less than the stock's intrinsic fair market value on the date of grant. No more shares are available for grant under this plan as of January 31, 1997.

Employee Incentive Compensation Plan
-------------------------------------
Effective May 29, 1996, the Company adopted the Employee Incentive Compensation Plan (the "Incentive Plan") which permits grants of incentive stock options, nonqualified stock options, stock appreciation rights, performance shares, restricted stock, deferred stock and other stock-based awards. The Incentive Plan authorizes the issuance of up to 2,000,000 shares of Common Stock in connection with such awards. Directors, officers, employees and consultants of the Company are eligible to receive grants under the Incentive Plan.

Employee Stock Purchase Plan
----------------------------
Effective May 29, 1996, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Stock Purchase Plan"), which provides for the issuance of a maximum of 500,000 shares of Common Stock. Under Section 423 of the Internal Revenue Code (the "Code"), eligible employees can have earnings withheld to be used to purchase shares of the Common Stock on specified dates determined by the Board of Directors up to a maximum of $25,000 per year. The price of the Common Stock purchased under the Stock Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each offering period or the specified purchase date (in each case, averaged over the prior ten trading days).

Non-Employee Directors' Stock Option Plan
------------------------------------------
On May 29, 1996, the Board of Directors adopted the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the issuance of up to 200,000 nonstatutory stock options to non-employee directors of the Company. On the effective date of the Offering, each of the three non-employee directors were granted immediately exercisable options to purchase 20,000 shares of Common Stock at an exercise price equal to the Initial Public Offering price. Each person who becomes a non-employee director of the Company after the date of the Offering will automatically be granted nonstatutory options to purchase 5,000 shares of Common Stock on the date of such directors' initial election or appointment to the Board of Directors and on each anniversary of the initial grant date. Such options shall become exercisable one year after the date of grant at an exercise price equal to the intrinsic fair market value of the Common Stock on the date of grant. All options granted under the Directors' Plan will have a five-year term.

Pro Forma Stock-Based Compensation Disclosures
----------------------------------------------
Under various plans, the Company may grant stock options and other awards to key executives, management and creative personnel. Transactions under the various stock option plans for the periods indicated were as follows:

                                                      STOCK OPTIONS
                                                -------------------------
                                                         Weighted Average
Outstanding at:                                  Shares    Exercise Price
-------------------------------------------------------------------------
  January 31, 1995                                      -               -
-------------------------------------------------------------------------
     Granted                                      504,000           $3.00
     Exercised                                          -               -
     Canceled                                           -               -
-------------------------------------------------------------------------
  January 31, 1996                                504,000           $3.00
-------------------------------------------------------------------------
     Granted                                    2,086,000           $7.40
     Exercised                                          -               -
     Canceled                                           -               -
-------------------------------------------------------------------------
  January 31, 1997                              2,590,000           $5.96
-------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at January 31, 1997:

                                        OUTSTANDING OPTIONS                    EXERCISABLE OPTIONS
                             --------------------------------------      --------------------------
                                       Weighted Average   Remaining                        Average
Exercise Price               Shares    Exercise Price        Term         Shares            Price
---------------------------------------------------------------------------------------------------
$3.00                         504,000      $3.00             8.92          181,333          $3.00
$7.00-$10.00                2,086,000      $7.40             9.06        1,507,000          $7.40
---------------------------------------------------------------------------------------------------
                            2,590,000      $5.96             8.55        1,688,333          $6.93

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans.

If the compensation expense for the Company's stock-based compensation plans had been determined based on the fair value at the grant date consistent with the requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, then the Company's pro forma net income (loss) and pro forma net income (loss) per share would have been as indicated below:

                                                                    FISCAL 1997   FISCAL 1996
---------------------------------------------------------------------------------------------
Net income (loss)
     As reported                                                   $  1,305,931      $700,460
     Pro forma                                                      ($4,511,769)     $450,995
---------------------------------------------------------------------------------------------
Net income (loss) per share
     As reported                                                   $       0.12      $   0.07
     Pro forma                                                           ($0.41)     $   0.04
---------------------------------------------------------------------------------------------

The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                    FISCAL 1997   FISCAL 1996
----------------------------------------------------------------------------------------------
Risk-free interest rate                                                     6.78%        6.78%
Expected life                                                         5-10 years     10 years
Expected volatility                                                           75%          75%
Expected dividend yield                                                        0%           0%
----------------------------------------------------------------------------------------------

NOTE 8 - EMPLOYEE RETIREMENT PLANS

Effective January 1, 1997, the Company adopted a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees contribute a percentage of their salaries to the plan, subject to the maximum IRS prescribed deferral percentage and dollar limitation. The terms of the plan call for discretionary profit sharing contributions by the Company as determined annually by the Board of Directors. There were no Company contributions made to the plan through January 31, 1997. The Company has no other obligations for post-retirement benefits.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Commitments
-----------------
The Company leases office space, telephones, copiers and other equipment under operating leases and computer equipment under capital leases. Minimum future lease payments under these leases are as follows:

                                                 Operating    Capital
Fiscal Year ending January 31,                    leases      leases     Totals
--------------------------------------------------------------------------------
1998                                               $132,516  $ 65,174   $184,582
1999                                                 28,596    59,733     81,686
2000                                                 26,596    20,086     45,505
2001                                                  3,796         -      3,796
--------------------------------------------------------------------------------
    Total future minimum lease payments            $191,504  $144,993   $315,569
         Less amount representing interest                    (20,928)
                                                             --------
    Obligations under capital leases                         $124,065
         Less current portion of capital lease obligation     (52,066)
                                                             --------
    Non-current portion of capital lease obligation          $ 71,999
                                                             ========

Litigation
-----------
In September 1995, the Spin Doctors (also known as Modigliani, Inc.), a recording and performing group, and Mow B'Jow Music, Inc., their music publisher, (collectively "the Plantiffs") filed a lawsuit against Leap, the Miller Brewing Company and Trivers/Myers Music (collectively "the Defendants") in the United States District Court, Central District of California. The complaint alleges copyright and persona infringement, statutory and common law unfair competition and unjust enrichment stemming from the airing of a television commercial created by the Company for a client. The suit has been referred to the Company's insurance carrier and legal counsel. The complaint seeks substantial monetary damages. In an unsolicited demand, the Plaintiffs offered to settle the case in the amount of $5,750,000. The Defendants rejected such offer to settle because of their belief that the Plaintiffs' claims have no merit. The Company continues to vigorously defend its position. Trial proceedings are tentatively scheduled to commence on May 6, 1997. It is difficult to ascertain the ultimate outcome of this litigation. An adverse determination and award of damages not covered by insurance could have a material adverse effect on the Company's results of operations, liquidity and consolidated financial position.

Employment Agreements
----------------------
The Company has entered into employment agreements with certain executive officers of the Company. The agreements expire in March 1999. Three of the agreements provide for annual base salaries of $200,000 and the other two agreements provide for annual base salaries of $300,000.


NOTE 10 - OTHER INCOME AND EXPENSE

Included in Other Income and Expense for the years ended January 31, 1997, 1996 and 1995, is interest income of $619,000, $0 and $0, and interest expense of $163,000, $161,000, and $103,000, respectively.


NOTE 11 - INCOME TAXES

Income tax expense is calculated according to the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, which requires the liability method as described in Note 2.

The income tax provisions (benefits) charged to net income are summarized as follows:

                                   FISCAL YEAR ENDED JANUARY 31,
                                   ------------------------------
                                     1997      1996       1995
-----------------------------------------------------------------
Federal:
 Current                           $292,229  $ 16,230          -
 Deferred                           188,475   406,125   (363,205)
----------------------------------------------------------------
                                   $480,704  $422,355  ($363,205)

                                   FISCAL YEAR ENDED JANUARY 31,
                                   -----------------------------
                                       1997      1996       1995
----------------------------------------------------------------
State:
 Current                           $ 14,429         -          -
 Deferred                            41,229    71,668    (64,095)
----------------------------------------------------------------
                                   $ 55,658  $ 71,668   ($64,095)
----------------------------------------------------------------
Total Tax Provision (Benefit)      $536,362  $494,023  ($427,300)

The statutory federal income tax rate is reconciled to the Company's effective income tax rate below:

                                                     FISCAL YEAR ENDED JANUARY 31,
                                                   --------------------------------
                                                     1997       1996        1995
-----------------------------------------------------------------------------------
Statutory rate                                         34.0%      34.0%      (34.0)%
State, net of Federal tax benefit                       4.8        4.9        (4.9)
Interest income, exempt from State income taxes        (2.2)         -           -
Change in valuation allowance                          (9.7)       1.3        11.4
Other                                                   2.2        1.2        (1.1)
----------------------------------------------------------------------------------
Effective rate                                         29.1%      41.4%     (28.6)%

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

The components of the net current deferred income tax asset are as follows:

                                                     JANUARY 31,
                                         ----------------------------------
                                            1997         1996        1995
---------------------------------------------------------------------------
Net operating loss carryforward          $   8,698     $ 103,600   $582,296
Alternative minimum tax credit                   -        16,230          -
Compensation accruals                       16,536        55,598     57,868
Bad debt reserves                           27,300             -          -
Other reserves                              12,088         3,173          -
    Less-Valuation allowance                     -      (178,601)  (162,371)
---------------------------------------------------------------------------
Net current deferred income tax asset    $  64,622     $       -   $477,793

Management recorded a valuation allowance to fully reserve for its net deferred tax asset at January 31, 1996. This valuation allowance was reversed in fiscal 1997 as a result of expected utilization of the tax asset in future years.

At January 31, 1997 and 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $112,000, to be utilized ratably over the next five years, and $260,000, respectively.

The components of the net long-term deferred income tax liability are as follows:

                                                            JANUARY 31,
                                               ------------------------------
                                                  1997         1996      1995
-----------------------------------------------------------------------------
Net operating loss carryforward                $   34,792        -        -
Depreciation and amortization                    (329,118)       -        -
-----------------------------------------------------------------------------
Net long-term deferred income tax liability     ($294,326)       -        -

Depreciation and amortization includes $363,000 of deferred tax liabilities related to capitalized software costs.

NOTE 12 - RESIGNATION FROM SIGNIFICANT CLIENT

In prior years, revenues from one major client represented approximately 66.4% and 63.7% of the Company's total revenues in fiscal 1996 and 1995, respectively. In December 1995, the Company resigned the account of this client in order to pursue other assignments.


NOTE 13 - SUBSEQUENT EVENTS

Line of Credit
--------------
In February 1997, the Company obtained a new line of credit from a bank to provide working capital financing and funds for other general corporate purposes of the Company. The line of credit is secured by certain assets of the Company, including accounts receivable, equipment and general intangibles, and provides for borrowings up to a maximum principal amount of $8 million. The interest rate on the line is equal to the London Interbank Offered Rate ("LIBOR") plus 2%.

Loan to a Strategic Partner
---------------------------
In March 1997, Leap loaned $1.0 million to Vivid Publishing, Inc., an Internet production house ("Vivid"), in exchange for a convertible debenture. The debenture is convertible into 10% of the common stock of Vivid at Leap's option, and is secured by a pledge of Vivid's common stock. Under the debenture, Leap may at its option loan up to an additional $1.0 million on substantially the same terms. As of April 15, 1997, Leap had advanced $474,000 pursuant to this option. The loans to Vivid bear interest at the prime rate plus 2% per annum.

Loss of Significant Client
--------------------------
In March 1997, a client representing approximately 25% and 6% of revenues during the years ended January 31, 1997 and 1996, respectively, gave the Company a notice of termination effective June 10, 1997.

Purchase of Real Estate
-----------------------
In March 1997, Leap Partnership entered into an agreement to purchase a commercial office building to provide facilities for its new office in Los Angeles. $1.4 million of the $2 million purchase price will be seller financed over a one-year term at 9% with an option to renew the note for one additional year. The balance of the purchase price will be paid by the Company.

Acquisition
-----------
In April 1997, the Company acquired the assets and assumed certain liabilities of YAR Communications, Inc. for $20 million. The sellers may also receive contingent payments if certain revenue and performance goals are achieved for each of the next three years. In addition, to provide performance incentives, options to purchase one million shares of Leap's common stock were granted to YAR's management and employees. YAR provides culturally relevant marketing and advertising for global clients in over 40 different nationalities and for all major U.S. ethnic and global markets.

The acquisition will be accounted for using the purchase method of accounting and, accordingly, the purchase price will be allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired and net liabilities assumed will be recorded as goodwill, which will be amortized on a straight-line basis over 20 years.


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


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Reference is made to the 1997 Proxy Statement under the headings "Security Ownership of Management and Certain Beneficial Owners" (hereby incorporated by reference) for this information.


Item 13.  Certain Relationships and Related Transactions.

Reference is made to the 1997 Proxy Statement under the heading "Executive Compensation and Certain Transactions" (hereby incorporated by reference) for this information.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1. Consolidated Financial Statements--

     The following Consolidated Financial Statements and related Notes and Report of Independent Public Accountants appearing in the 1997 Annual Report, are contained herein in Part II, Item 8.

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

     Consolidated Statements of Operations for the Fiscal Years Ended January 31, 1997, 1996 and 1995

     Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended January 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the Fiscal Years Ended January 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules--

     Are not submitted because they are not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

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

  ***10.4 Revolving Credit Agreement, dated February 18, 1997, by and between the Company and Manufacturers Bank, for a line of credit up to $8,000,000, and related documentation.

   **10.8             The Leap Group, Inc. Employee Incentive Compensation Plan.

   **10.9             The Leap Group, Inc. Non-employee Directors' Stock Option
                      Plan.



   **10.10            The Leap Group, Inc. Employee Stock Purchase Plan.

   **10.11            The Leap Group, Inc. Amended and Restated 1996 Stock
                      Option Plan.

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

    *10.15 Employment Agreement dated March 12, 1996 by and between the Company and Frederick Smith.

    *10.16 Employment Agreement dated March 12, 1996 by and between the Company and George Gier.

    *10.17 Employment Agreement dated March 12, 1996 by and between the Company and Joseph A. Sciarrotta.

    *10.18            Form of Indemnification Agreement.

    ***11.            Statement Regarding Computation of Per Share Earnings.

   ***13.2            Selected Financial Data from the 1997 Annual Report.

    ***21.            Subsidiaries of the Registrant.

       23.            Consent of Arthur Andersen LLP.

    ***27.            Financial Data Schedule.

* Previously filed with the Securities and Exchange Commission (the "SEC") as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-050501) as amended, and incorporated herein by reference.

** Previously filed with the SEC as an Exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-24389), and incorporated herein by reference.

*** Previously filed with the SEC as an Exhibit to the Annual Report on Form 10-K which was filed on May 1, 1997.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of fiscal 1997.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       The Leap Group, Inc.


                                       By: /s/ R. STEVEN LUTTERBACH
                                           ------------------------
                                               R. Steven Lutterbach
                                       Chairman and Chief Executive Officer
                                           (principal executive officer)

                                       Date: June 23, 1997


Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of June, 1997:

/s/ R. Steven Lutterbach                   /s/ Peter Vezmar
------------------------------------       -------------------------------------
R. Steven Lutterbach                       Peter Vezmar
Chairman and Chief Executive Officer       Chief Financial Officer
(principal executive officer)              (principal financial and accounting
                                           officer)

/s/ Frederick R. Smith                     /s/ John G. Keane
------------------------------------       -------------------------------------
Frederick R. Smith                         John G. Keane
Vice Chairman and Chief Operating          Director
Officer
                                           /s/ Thomas McElligott
/s/ Thomas R. Sharbaugh                    -------------------------------------
------------------------------------       Thomas McElligott
Thomas R. Sharbaugh                        Director
Director and President

/s/ George Gier
------------------------------------
George Gier
Director, Chief Marketing and
Information Officer and Executive
Vice President