Form 10-Q
period 1997-07-31
LEAP GROUP INC
filed 1997-09-15
CIK 1015665

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1997

                                       OR

            [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                               Outstanding Shares at
                    Class                        September 10, 1997
               -------------                -----------------------------

     Common Stock - $0.01 par value                 13,614,667

                             The Leap Group, Inc.

                                   Form 10-Q
                             for the period ended
                                 July 31, 1997

                                     Index

Part I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Consolidated Balance Sheets --
               July 31, 1997 (Unaudited) and
               January 31, 1997                                                3

          Consolidated Statements of Operations --
               Three Months and Six Months Ended
               July 31, 1997 and 1996 (Unaudited)                              5

          Consolidated Statements of Cash Flows --
               Six Months Ended July 31, 1997
               and 1996 (Unaudited)                                            6

          Notes to Consolidated Financial Statements                           7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       10

Part II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                   15

  Item 4. Submission of Matters to a Vote of Securities Holders               15

  Item 6. Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                    16

Part I.   Financial Information


Item 1.   Financial Statements


                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                      July 31,    January 31,
                                                      --------    -----------
                                                        1997          1997
                                                        ----          ----
                                                     (unaudited)

                 ASSETS
Current Assets
  Cash and cash equivalents........................ $29,524,715   $32,312,749
  Accounts receivable (net of allowance
   of $107,000 and $30,000 respectively)...........   6,148,263     4,793,937
  Costs in excess of billings (net of
   allowance of $115,000 and $40,000
   respectively)...................................   1,126,947       218,721
  Prepaid expenses.................................     443,779       279,796
                                                    -----------   -----------
     Total current assets..........................  37,243,704    37,605,203
                                                    -----------   -----------

Property and Equipment
  Land.............................................     873,224       158,921
  Building and improvements........................   3,638,352       491,900
  Computer equipment...............................   3,683,500       804,534
  Furniture and equipment..........................   1,104,307       259,074
                                                    -----------   -----------
                                                      9,299,383     1,714,429
  Less accumulated depreciation....................  (1,979,767)     (525,068)
                                                    -----------   -----------
     Net property and equipment....................   7,319,616     1,189,361
                                                    -----------   -----------

Other Assets
  Intangible assets................................  16,923,385          -
  Deferred income tax assets.......................   1,722,346          -
  Other assets.....................................   3,410,209     1,065,048
                                                    -----------   -----------
     Other assets..................................  22,055,940     1,065,048
                                                    -----------   -----------

Total Assets....................................... $66,619,260   $39,859,612
                                                    ===========   ===========

                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                        July 31,    January 31,
                                                      ------------  -----------
                                                          1997         1997
                                                      ------------  -----------
                                                      (unaudited)


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable................................... $ 2,962,601   $ 1,834,331
  Accrued expenses...................................     471,107       809,939
  Billings in excess of costs........................     241,076       214,264
  Notes payable......................................  27,968,279          -
  Current portion of capital lease obligations.......     302,297        52,066
                                                      -----------   -----------
     Total current liabilities.......................  31,945,360     2,910,600

Long-Term Liabilities
  Deferred income tax liability......................     294,326       294,326
  Capital lease obligations..........................     663,789        71,999
                                                      -----------   -----------
     Total long-term liabilities.....................     958,115       366,325

Total Liabilities....................................  32,903,475     3,276,925
                                                      -----------   -----------

Commitments and Contingencies (Note 9)

Stockholders' Equity
  Preferred stock, $.01 par value,
   20,000,000 shares authorized,
    no shares issued or outstanding..................         -            -
  Common stock, $.01 par value;
   100,000,000 shares authorized,
   13,614,667 and 13,600,000 shares
     issued and outstanding as of
     July 31, 1997 and January 31, 1997,
     respectively....................................     136,146       136,000
  Additional paid in capital.........................  35,571,646    35,581,344
  Retained earnings/(deficit)........................  (1,840,877)      865,343
                                                      -----------   -----------
                                                       33,866,915    36,582,687
     Less cost of common stock
      held in treasury
      (50,000 shares as of July
       31, 1997).....................................    (151,130)         -
                                                      -----------   -----------
     Total Stockholders' Equity......................  33,715,785    36,582,687
                                                      -----------   -----------
Total Liabilities and Stockholders'
 Equity.............................................. $66,619,260   $39,859,612
                                                      ===========   ===========


The accompanying notes to the financial statements are an integral part of these statements.

                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      Three Months Ended           Six Months Ended
                                                                      ------------------           ----------------
                                                                           July 31,                    July 31,
                                                                           --------                    --------
                                                                      1997          1996          1997          1996
                                                                  ------------  ------------  ------------  ------------
                                                                         (unaudited)                 (unaudited)

  Revenues....................................................    $ 7,572,759   $ 5,253,071   $12,044,085   $ 7,290,103

  Operating expenses:
    Direct costs and related expenses.........................      2,817,582     3,315,377     5,071,026     4,493,580

    Salaries and related expenses.............................      4,811,052       936,390     7,967,916     1,691,252

      General and administrative expenses.....................      2,495,582       495,308     3,827,033       749,904
                                                                  -----------   -----------   -----------   -----------

       Total operating expenses...............................     10,124,216     4,747,075    16,865,975     6,934,736
                                                                  -----------   -----------   -----------   -----------

  Operating (loss)/income.....................................     (2,551,457)      505,996    (4,821,890)      355,367

  Interest (expense)/income, net...............................       (27,408)      (64,371)      392,724       (98,124)
                                                                  -----------   -----------   -----------   -----------

       (Loss)/income before income taxes......................     (2,578,865)      441,625    (4,429,166)      257,243

  Income tax benefit..........................................      1,022,753             0     1,722,946             0
                                                                  -----------   -----------   -----------   -----------

  Net (loss)/income...........................................    $(1,556,112)  $   441,625   $(2,706,220)  $   257,243
                                                                  ===========   ===========   ===========   ===========

  Per share data:
    Net (loss)/income per share...............................    $     (0.11)  $      0.04   $      (.20)  $      0.03
                                                                  ===========   ===========   ===========   ===========
    Shares used in per share computation......................     13,614,667    10,108,680    13,612,223    10,108,680
                                                                  ===========   ===========   ===========   ===========

The accompanying notes to the financial statements are an integral part of these statements.

                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Six Months Ended
                                                                      ----------------
                                                                          July 31,
                                                                          --------
                                                                    1997            1996
                                                                ------------     -----------
                                                                        (unaudited)
Cash flows from operating activities:
  Net (loss)/income.........................................    $ (2,706,220)    $   257,243
  Adjustments to reconcile net (loss)/income to net cash
   used in operating activities:
    Depreciation and amortization...........................         785,377         155,579
    Deferred income taxes...................................      (1,722,946)           -
    Changes in operating assets and liabilities:
      Accounts receivable...................................       2,095,558      (2,940,716)
      Costs in excess of billings...........................           5,425        (179,073)
      Prepaid expenses......................................        (179,721)         15,025
      Other assets..........................................         (91,942)       (547,432)
      Accounts payable......................................         976,082       2,067,433
      Accrued expenses......................................      (1,238,832)        100,335
      Billings in excess of costs...........................        (283,188)           -
                                                                ------------     -----------
  Net cash used in operating activities.....................      (2,360,407)     (1,071,606)
                                                                ------------     -----------
Cash flows from investing activities:
  Acquisitions, net of cash.................................     (22,625,455)           -
  Capital expenditures......................................      (3,153,870)       (282,378)
  Capitalized software development costs....................        (404,933)       (156,996)
  Issuance of notes receivable..............................      (2,018,379)           -
                                                                ------------     -----------
  Net cash used in investing activities.....................     (28,202,637)       (439,374)
                                                                ------------     -----------
Cash flows from financing activities:
  Net outlays related to common stock issuance..............          (9,552)           -
  Payments for treasury stock...............................        (151,130)           -
  Net borrowings/(repayments) on:
    Notes payable...........................................      27,968,279       1,389,887
    Mortgage payable........................................               0         171,522
    Repayment of capital lease financing....................         (32,587)        (16,262)
                                                                ------------     -----------
  Net cash provided by financing activities.................      27,775,010       1,545,147
                                                                ------------     -----------
Net (decrease)/increase in cash and cash equivalents........      (2,788,034)         34,167
Cash and cash equivalents, at beginning of period...........      32,312,749          47,981
                                                                ------------     -----------
Cash and cash equivalents, at end of period.................    $ 29,524,715     $    82,148
                                                                ============     ===========
Supplementary disclosure of cash paid during the period:
  Interest paid.............................................    $    369,356     $    79,181
                                                                ============     ===========
Schedule of noncash investing and financing activities:
  Equipment purchased under capital lease obligations.......    $    842,021     $    62,222
                                                                ============     ===========

              The accompanying notes to the financial statements
                   are an integral part of these statements.

                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -- Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes to the consolidated financial statements include the results of The Leap Group, Inc. (the "Company" or "Leap") and its wholly-owned subsidiaries.

The unaudited consolidated financial statements for the three and six month periods ended July 31, 1997 and 1996, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.

Certain reclassifications have been made to the prior year amounts to conform with the current year presentation.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on June 24, 1997.

The results of operations for the three and six month periods ended July 31, 1997, are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending January 31, 1998.


NOTE 2 -- Initial Public Offering

In October 1996, the Company completed its initial public offering (the "offering") and issued 4,000,000 shares of its common stock at a per share price of $10.00. The Company received proceeds of approximately $35.7 million in cash, net of underwriting discounts, commissions and other costs. The Company used $2.86 million of the proceeds to repay certain of the Company's debt, including all notes payable to banks, a loan secured by a mortgage on the Company's office building, and a note to an officer of the Company. The remainder of the proceeds have been invested in short-term U.S. Treasury Notes and Bills, certificates of deposit, and a money market fund. The Company uses the remaining net proceeds of the offering for working capital or other general corporate purposes, including possible acquisitions and to expand or acquire new facilities for its business. During the six months ended July 31, 1997, and as discussed further in Notes 6 and 10, the Company used $600,000 of the proceeds to purchase a commercial office building for the Los Angeles office and $151,000 to purchase the Company's stock on the open market under the Company's Stock Repurchase Program.


NOTE 3 --Acquisition

In April 1997, the Company acquired 100% of YAR Communications, Inc. ("YAR") for $20 million plus additional payments if YAR achieves certain revenue and earnings goals during fiscal years 1998, 1999 and 2000. YAR provides culturally relevant marketing and advertising for global clients in over 40 different nationalities and for all major U.S. ethnic and global markets. The acquisition was financed using the Company's available lines of credit. An interest rate of 6.37% was fixed until July 15, 1997; on such date the rate was adjusted to the London Interbank Offered Rate (LIBOR) plus .5%. At July 31, 1997, the rate was 6.24%.

The acquisition was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired and net liabilities assumed was recorded as goodwill, which will be amortized on a straight-line basis over 20 years. At July 31, 1997, the amount of goodwill recorded was $17,169,989 less $246,604 in accumulated amortization for the four months since the acquisition.

The results of YAR have been included in the consolidated financials since April 1, 1997. The following summary, prepared on a pro forma basis, combines the Company's and YAR's consolidated results of operations for the three months and six months ended July 31, 1997. Prior to the acquisition by the Company, YAR prepared its financial statements on a calendar year basis. Beginning with the Company's current fiscal year, YAR's fiscal year has been conformed to the Company's fiscal year. YAR's results for the period from February 1, 1996 to July 31, 1996 are reflected below for pro forma purposes only.

                                        Three Months Ended  Six Months Ended
Pro Forma Summary (unaudited)             July 31, 1996      July 31, 1996
                                      -------------------------------------

      Revenues                                $ 4,429,000       $ 8,545,000
      Net income                              $ 1,056,000       $ 1,666,000
      Net income per share                        $.10              $.16
      Shares used in per share computation     10,108,680        10,108,680

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results.


NOTE 4 -- Note Receivable from Strategic Partner

In February 1997, the Company loaned $1 million to Vivid Publishing, Inc., an Internet production house ("VPI"), in exchange for a convertible debenture. The debenture is convertible into 10% of the common stock of VPI at Leap's option, and is secured by a pledge of VPI's common stock. Under the debenture, the Company at its option loan up to an additional $1.0 million on substantially the same terms. In March 1997, the Company exercised this option and has loaned an additional $714,000 to VPI. The loans to VPI bear interest at the prime rate plus 2% per annum, with interest paid semiannually. The $2 million note receivable is included in Other Assets and accrued interest on the loans, which totaled $58,295 and was paid in August, 1997, is included in Accounts
Receivable and Interest Income as of July 31, 1997.


NOTE 5 -- Loss of Significant Client

In March 1997, a client representing approximately 25% and 6% of revenues during the years ended January 31, 1997 and 1996, respectively, gave the Company a notice of termination effective June 10, 1997.


NOTE 6 -- Purchase of Real Estate

In May 1997, The Leap Partnership, Inc., a wholly owned subsidiary of the Company, purchased a commercial office building for $2 million to provide facilities for their new Los Angeles office. $1.4 million was financed by the seller over a one year term at 9% with an option to renew the note for one additional year. The balance of the purchase price was paid by the Company.

NOTE 7 --  Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the year in accordance with the treasury stock method.

In accordance with certain Securities and Exchange Commission (SEC) Staff Accounting Bulletins, the per share computation for periods prior to the offering include all common and common stock equivalent shares issued within 12 months of the offering as if they were outstanding for all periods presented using the treasury stock method and the initial public offering price.

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

NOTE 9 -- Lawsuit Settled

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

NOTE 10-- Stock Repurchase Program

On June 2, 1997, the Company's Board of Directors approved a Stock Repurchase Program by which the Company may repurchase up to 1,000,000 shares of the Company's outstanding common stock from time to time. The total cost of the program cannot exceed $3,000,000. Company stock may be repurchased on the open market or in negotiated transactions, depending upon the stock price, market conditions and other factors. The repurchased shares will be held as treasury shares and will be available for general corporate purposes. As of July 31, 1997, the Company has purchased 50,000 shares at an aggregate cost of $151,130. As of July 31, 1997, the Company has remaining authorization under the Stock Repurchase Program to acquire up to an additional 950,000 shares at a cost not to exceed $2,848,870.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, accompanying notes thereto and other financial information appearing in the Company's Annual Report on Form 10-K/A which was filed with the Securities and Exchange Commission on June 24, 1997.

In reviewing the Company's consolidated financial statements and the discussion of the Results of Operations that appears below, the following should be taken into consideration. In April 1997, the Company acquired YAR Communications, Inc. ("YAR") in a business combination accounted for under the purchase accounting method. In accordance with the purchase accounting method, YAR's results have been included within the Company's results since the acquisition as of April 1, 1997.

Results of Operations

THREE MONTHS ENDED JULY 31, 1997 AND JULY 31, 1996

Revenues

Revenues increased to $7.6 million for the three months ended July 31, 1997 from $5.3 million for the three months ended July 31, 1996, an increase of $2.3 million or 44%. The increase is primarily due to the addition of YAR revenues of approximately $5.1 million during the quarter offset in part by a $2.8 million decrease primarily due to the loss of a key client, as further described below under Dependence on Key Clients and Projects, the completion of two non-recurring projects in the prior year, and decreased production activities since the prior year quarter.

Direct Costs and Related Expenses

Direct costs and related expenses generally consist of production costs which include services such as filming, animation, editing, special effects, photography and illustrations, artwork, computer design and various related production services which are generally outsourced, along with contract labor, talent and other costs related to creative executions which may include traditional media as well as new technologies and multimedia. Direct costs and related expenses decreased to $2.8 million for the three months ended July 31, 1997 from $3.3 million for the three months ended July 31, 1996, a decrease of $498,000 or 15%. The decrease was primarily attributable to an overall decrease in production activities when compared to the prior year quarter which was offset in part by the addition of $1.7 million of YAR's direct production expenses for the three months ended July 31, 1997. As a percentage of revenues, direct costs and related expenses decreased to 37% for the three months ended July 31, 1997, due to a change in the mix of services performed during the period, from 63% for the three months ended July 31, 1996.

Salaries and Related Expenses

Salaries and related expenses consist primarily of salaries and wages for employees, related payroll tax expenses, group medical and dental insurance coverages and recruiting expenses. Salaries and related expenses increased to $4.8 million for the three months ended July 31, 1997 from $936,000 for the three months ended July 31, 1996, an increase of $3.9 million or 414%. The increase in expense reflects in part the addition of 178 new employees from YAR which represents $2.3 million in salaries and related expenses for the three months ended July 31, 1997. Excluding YAR, the increase in expense primarily reflects the addition of 68 new employees since the prior year period to service new clients and to strengthen the Company's creative and management team in Chicago and in the recently opened Los Angeles office.

General and Administrative Expenses

General and administrative expenses include space and facilities expenses, corporate expenses, depreciation, insurance, legal and accounting fees and management information system expenses. General and administrative expenses increased to $2.5 million for the three months ended July 31, 1997 from $495,000 for the three months ended July 31, 1996, an increase of $2 million or 404%. The increase is primarily due to the addition of YAR's general and administrative expenses of $1.1 million for the three months ended July 31, 1997 and to additional depreciation and amortization, including goodwill amortization, and facilities costs to support the Company's growth.

Interest Income and Expense

Interest income totaled $437,000 for the three months ended July 31, 1997. The interest income was offset by interest expense of $464,000, resulting in net interest expense of $27,000. For the three months ended July 31, 1996, there was no significant interest income, and interest expense totaled $64,000. The Company incurred interest expense on debt that totaled approximately $3 million as of July 31, 1996. In October 1996, the Company retired substantially all of its debt with proceeds from the Company's Initial Public Offering. Remaining proceeds from the Offering were invested in short-term U.S. Treasury Notes and Bills, certificates of deposit, and in a money market fund and earned the interest income during the quarter ended July 31, 1997. Interest expense during the quarter ended July 31, 1997, results from financing costs related to the YAR acquisition, real estate and other capital expenditures, and daily working capital requirements.

Income Taxes

The combined federal and state effective income tax rates were 39.7% and 0.0% for the three months ended July 31, 1997 and 1996, respectively. For the three months ended July 31, 1996, the Company had provided a valuation reserve against deferred tax assets due to the uncertainty of realization of those tax assets. At July 31, 1997, no valuation reserve has been provided against deferred tax assets since, in management's opinion, it is more likely than not that those tax assets will be realized based on available tax operating loss carrybacks, expected reversals of taxable temporary differences, and estimates of future taxable income.

SIX MONTHS ENDED JULY 31, 1997 AND JULY 31, 1996

Revenues

Revenues increased to $12 million for the six months ended July 31, 1997 from $7.3 million for the six months ended July 31, 1996, an increase of $4.8 million or 65%. The net increase of $4.8 million is primarily attributable to the addition of $6.8 million of YAR revenues, offset in part by a decrease of $2 million of revenues primarily due to the loss of a key client, as further described below under Dependence on Key Clients and Projects, the completion of non-recurring projects in the prior year period, and decreased production activities since the prior six month period ended July 31, 1996.

Direct Costs and Related Expenses

Direct costs and related expenses increased to $5.1 million for the six months ended July 31, 1997 from $4.5 million for the six months ended July 31, 1996, an increase of $577,000 or 13%. The increase was primarily attributable to the addition of $2.2 million of YAR's direct production expenses offset by an overall decrease in production activities. As a percentage of revenues, direct costs decreased 20% due to a change in the mix of services performed during the period.

Salaries and Related Expenses

Salaries and related expenses increased to $8.0 million for the six months ended July 31, 1997, from $1.7 million for the six months ended July 31, 1996, an increase of $6.3 million or 371%. The increase in expense reflects in part the addition of 178 new employees from YAR which represents $3.0 million in salaries and related expenses for the six months ended July 31, 1997. Excluding YAR, the increase in expense primarily reflects the addition of 68 new employees since the prior year to service new clients and to strengthen the Company's creative and management team in Chicago and in the recently opened Los Angeles office.

General and Administrative Expenses

General and administrative expenses increased to $3.8 million for the six months ended July 31, 1997 from $750,000 for the six months ended July 31, 1996, an increase of $3.1 million or 410%. The increase is primarily due to the addition of YAR's general and administrative expenses of $1.4 million for the six months ended July 31, 1997, and to additional professional services fees associated with investor relations, legal and accounting services, and depreciation and amortization, including goodwill amortization, and increased facilities costs.

Interest Income and Expense

Interest income totaled $872,000 for the six months ended July 31, 1997. The interest income was offset in part by interest expense of $479,000, resulting in net interest income of $393,000. For the six months ended July 31, 1996, there was no significant interest income, and interest expense totaled $98,000. The Company incurred interest expense on debt that totaled approximately $3 million as of July 31, 1996. In October 1996, the Company retired substantially all of its debt with proceeds from the Company's Initial Public Offering. Remaining proceeds from the Offering were invested in short-term U.S. Treasury Notes and Bills, certificates of deposit, and in a money market fund and earned the interest income during the six months ended July 31, 1997. Interest expense during the six months ended July 31, 1997, results from financing costs related to the YAR acquisition, real estate and other capital expenditures, and daily working capital requirements.

Income Taxes

Combined federal and state income tax rates were 38.9% and 0.0% for the six months ended July 31, 1997 and 1996, respectively. For the six months ended July 31, 1996, income tax expense of $103,000 was offset by the net operating loss carryforward, which had been fully reserved at January 31, 1996. As a result, no income tax expense was recorded for the period. At July 31, 1997, no valuation reserve has been provided against deferred tax assets since, in management's opinion, it is more likely than not that those tax assets will be realized based on available tax operating loss carrybacks, expected reversals of taxable temporary differences, and estimates of future taxable income.

Liquidity and Capital Resources

Since its inception, the Company has primarily financed its operations and investments in property and equipment through cash generated from bank borrowings, loans from a Company officer and equipment leases. As a result of the public offering in late September 1996, the Company raised approximately $35.7 million in cash, net of underwriting commissions and other offering costs, of which $1.3 million was used to repay Company debt. The balance of the net proceeds from the offering were invested in short-term U.S. Treasury Notes and Bills, certificates of deposit, and in a money market fund.

The Company's net working capital decreased to $5.3 million at July 31, 1997 from a working capital balance of $34.7 million at January 31, 1997, primarily due to short-term financing to fund the acquisition of YAR and other working capital requirements. The Company's cash and cash equivalents decreased $2.8 million during the six months ended July 31, 1997. The decrease in cash and cash equivalents during this period is primarily attributable to (i) an increase in cash used in operating activities of approximately $2.4 million, (ii) an increase in cash used in investing activities of $28.2 million which is attributable to the acquisition of YAR, the financing of a strategic partner, Vivid Publishing, Inc., and expenditures for property, equipment, and software development costs, and (iii) an increase in cash provided from financing activities of $27.8 million to fund the acquisition, the opening of the Los Angeles office, the creation of a new subsidiary, Quantum Leap Communications, Inc., the loan to a strategic partner, and other working capital requirements.

In October 1996, the Company obtained a line of credit facility, secured by certain assets of the Company. The Company will be provided with credit up to the lesser of (i) $24 million or (ii) 90-95% of the Company's available cash and cash equivalent balances. The line of credit bears interest at the London Interbank Offered Rate ("LIBOR") plus .5%. As of July 31, 1997, the Company had borrowed $22,700,000 against this line of credit to finance the acquisition of YAR and the remaining $865,279 to provide working capital for operations.

In February 1997, the Company obtained an additional line of credit from a bank to provide working capital financing and funds for other general corporate purposes of the Company. The line of credit is secured by substantially all the assets of the Company, and provides for borrowings up to a maximum principal amount of $8 million. The interest rate on the line is equal to LIBOR plus 2%. As of July 31, 1997, the outstanding balance on this line was $3,003,000.

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

Dependence on Key Clients and Projects

An important part of the Company's strategy is to develop in-depth, long-term relationships with a select group of clients in a variety of industries. Consistent with such strategy, a large portion of the Company's revenues has been and is expected to continue to be concentrated among a relatively limited number of nationally recognized clients. For the quarter ended July 31, 1997, one client accounted for 29.6% of consolidated revenues. In the quarter ended July 31, 1996, three clients accounted for 29.5%, 24.7%, and 21.4% of consolidated revenues. Due to the nature of the advertising business, any of the Company's clients could at any time in the future, and for any reason, reduce its marketing budget, engage another entity or take in-house all or part of the business performed by the Company. The Company has taken steps to minimize the risk of losing any client and the impact it would have on the Company. Consistent with the Company's strategy to develop long-term strategic alliances with clients, the Company has entered into agreements with its clients that are typically for longer terms and are typically on a retainer or fee basis.

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

Even though the Company has taken steps to grow existing and new business, diversify its client base, negotiate a greater percentage of retainer and fee based arrangements with clients, and to develop new potential revenue streams from licensing of proprietary software and other content, these steps may not fully mitigate the impact that the loss of any significant account may have on the Company's operations. In March 1997, a client representing 15.9% of revenues for the quarter ended April 30, 1997, gave the Company a notice of termination effective June 10, 1997. Management believes that the loss of the client will have an impact on the Company's results of operations, particularly in the short-term. Given the Company's existing plans to grow the business with the acquisition of YAR, new business development and other strategic investments as described above, Management believes that the loss in revenue will be replaced and will therefore not have a materially adverse effect on the Company's operating results beyond the short-term.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. A number of important factors could cause the Company's actual results, performance or achievements for fiscal 1998 and beyond to differ materially from that expressed in such forward-looking statements. These factors are set forth in the Company's Registration Statement on Form S-1 (File No. 333-05051) under the heading "Risk Factors" and include, without limitation, risks associated with the expansion of the Company's business and the management of growth, competition in the Company's industry, uncertainties relating to the developing market for new media, changing technologies, material changes in economic conditions in the markets served by the Company's clients, the Company's dependence on key clients, strategic business relationships, projects and key personnel, and seasonality.

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

Item 4.   Submission of Matters to a Vote of Securities Holders

          a. The Company held an Annual Meeting of Stockholders (the "Meeting") on June 3, 1997. Proxies were solicited for the Meeting.
          b. There were three matters proposed and voted on at the Meeting. All proposals were approved by a majority of the vote. Of the 13,614,667 shares eligible to vote at the Meeting, 13,125,708 were voted at the Meeting.
          c. The first proposal at the meeting was for the election of directors (Messrs. John G. Keane, Yuri Radzievsky, and Frederick Smith). Of the shares voted at the Meeting, John G. Keane received 13,123,508 votes in favor of his election, Yuri Radzievsky received 13,123,608 votes in favor of his election, and Frederick
              A. Smith received 13,125,708 votes in favor of his election. As each nominee received a majority of votes, each nominee was elected as a Director to the Company's Board of Directors.
          d. The second proposal was for the amendment of the Employee Incentive Compensation Plan to increase the number of shares reserved under the plan from 2 to 3.5 million shares. Of the shares voted at the Meeting, 10,487,637 were voted in favor of this proposal, 1,543,302 were voted against the proposal, and 24,297 abstained from voting.
          e. The third proposal was for the ratification of the appointment of the Company's auditors, Arthur Andersen LLP for fiscal year 1998. Of the shares voted at the Meeting, 13,113,953 were voted in favor of this proposal, 15,443 were voted against the proposal, and 14,812 abstained from voting.

Item 6.   Exhibits and Reports on Form 8-K

          a. Exhibits: See Exhibit Index appearing on page 17, which is incorporated herein by reference.
          b. Reports on Form 8-K: During the period covered by this report, the Company filed the following Current Report on Form 8-K:


                   Form 8-K/A dated April 15, 1997 and filed with the Commission on June 12, 1997, amending a Form 8-K filed April 30, 1997. This Form 8-K/A filing included the financial statements of YAR Communications, Inc. for the years ended December 31, 1994, 1995 and 1996, and for the three months ended March 31, 1996 and 1997, as well as the report of Finkle, Ross & Rost LLP dated April 30, 1997. This Form 8-K/A filing also included, for The Leap Group, Inc. and YAR Communications, Inc., the pro forma unaudited consolidated balance sheet as of the year ended January 31, 1997, and the pro forma consolidated statement of operations for the year ended January 31, 1997.

Items 2, 3 And 5 Are Not Applicable And Have Been Omitted.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              THE LEAP GROUP, INC.
                              --------------------
                                   (Registrant)



Date: September 10, 1997      By: /s/ FREDERICK A. SMITH
                              --------------------------------------------------
                              Frederick A. Smith, Acting Chief Executive Officer
                              (Principal Executive Officer)


Date: September 10, 1997      By: /s/ PETER VEZMAR
                              --------------------------------------------------
                              Peter Vezmar, Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                             The Leap Group, Inc.

                                 EXHIBIT INDEX

Exhibit
Number      Exhibits
------      --------
 11.        Statement Regarding Computation of Per-Share Earnings

 27.        Financial Data Schedule