Form 10-Q
period 1997-10-31
LEAP GROUP INC
filed 1997-12-15
CIK 1015665

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1997

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                               Outstanding Shares at
                  Class                          December 11, 1997
     ------------------------------         ----------------------------

     Common Stock - $0.01 par value                   13,614,667

                             The Leap Group, Inc.

                                   Form 10-Q
                             for the period ended
                               October 31, 1997

                                     Index


Part I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated Balance Sheets --
              October 31, 1997 (Unaudited)
              and January 31, 1997                                        3

           Consolidated Statements of Operations --
              Three Months and Nine Months Ended
              October 31, 1997 and 1996 (Unaudited)                       5

           Consolidated Statements of Cash Flows --
              Nine Months Ended
              October 31, 1997 and 1996 (Unaudited)                       6

           Notes to Consolidated Financial Statements                     7


  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations              11


Part II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                             16

  Item 6.  Exhibits and Reports on Form 8-K                              16



SIGNATURES                                                               16

Part I.   Financial Information


Item 1.   Financial Statements


                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                        October 31,         January 31,
                                                                                        -----------         -----------
                                                                                           1997                1997
                                                                                           ----                ----
                                                                                        (unaudited)
                                    ASSETS
Current Assets
  Cash and cash equivalents.........................................................    $ 6,062,800        $32,312,749
  Accounts receivable (net of allowance of
          $793,000 and $30,000 respectively)........................................      4,179,228          4,793,937
  Costs in excess of billings (net of allowance of
          $208,000 and $40,000 respectively)........................................      1,178,018            218,721
  Prepaid expenses..................................................................        394,345            279,796
                                                                                        -----------        -----------
     Total current assets...........................................................     11,814,391         37,605,203
                                                                                        -----------        -----------

Property and Equipment
  Land..............................................................................        873,224            158,921
  Building and improvements.........................................................      3,726,811            491,900
  Computer equipment................................................................      3,886,196            804,534
  Furniture and equipment...........................................................      1,167,599            259,074
                                                                                        -----------        -----------
                                                                                          9,653,830          1,714,429
  Less accumulated depreciation.....................................................     (2,212,011)          (525,068)
                                                                                        -----------        -----------
     Net property and equipment.....................................................      7,441,819          1,189,361
                                                                                        -----------        -----------

Other Assets
  Intangible assets.................................................................     16,750,667                  -
  Deferred income tax asset.........................................................      3,672,914                  -
  Other assets......................................................................      3,011,509          1,065,048
                                                                                        -----------        -----------
     Other assets...................................................................     23,435,090          1,065,048
                                                                                        -----------        -----------

Total Assets........................................................................    $42,691,300        $39,859,612
                                                                                        ===========        ===========

                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                        October 31,        January 31,
                                                                                        -----------        -----------
                                                                                           1997               1997
                                                                                           ----               ----
                                                                                        (unaudited)
                                        LIABILITIES AND STOCKHOLDERS'  EQUITY
Current Liabilities
  Accounts payable...................................................................  $ 3,088,575        $ 1,834,331
  Accrued expenses...................................................................      205,679            809,939
  Accrued restructuring costs........................................................    1,149,712                  -
  Billings in excess of costs........................................................      273,212            214,264
  Notes payable......................................................................    6,116,240                  -
  Current portion of capital lease obligations.......................................      308,538             52,066
                                                                                       -----------        -----------
     Total current liabilities.......................................................   11,141,956          2,910,600

Long-Term Liabilities
  Deferred income tax liability......................................................      294,326            294,326
  Capital lease obligations..........................................................      569,821             71,999
                                                                                       -----------        -----------
     Total long-term liabilities.....................................................      864,147            366,325

Total Liabilities....................................................................   12,006,103          3,276,925
                                                                                       -----------        -----------

Commitments and Contingencies (Note 10)

Stockholders' Equity
  Preferred stock, $.01 par value, 20,000,000 shares authorized,
    no shares issued or outstanding..................................................            -                  -
  Common stock, $.01 par value; 100,000,000 shares authorized,
    13,614,667 and 13,600,000 shares issued and outstanding as of
    October 31, 1997 and January 31, 1997, respectively..............................      136,146            136,000
  Additional paid in capital.........................................................   35,579,654         35,581,344
  Retained earnings (Accumulated deficit)............................................   (4,879,473)           865,343
                                                                                       -----------        -----------
                                                                                        30,836,327         36,582,687
     Less cost of common stock held in treasury
     (50,000 shares as of October 31, 1997)..........................................     (151,130)                 -
                                                                                       -----------        -----------
       Total Stockholders' Equity....................................................   30,685,197         36,582,687
                                                                                       -----------        -----------

                                                                                       $42,691,300        $39,859,612
Total Liabilities and Stockholders' Equity...........................................  ===========        ===========


The accompanying notes to the financial statements are an integral part of these statements.

                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Three Months Ended                    Nine Months Ended
                                                         October 31,                          October 31,
                                             -----------------------------------  ------------------------------------
                                                   1997              1996               1997               1996
                                             ----------------  -----------------  -----------------  -----------------
                                                         (unaudited)                          (unaudited)


Revenues  ...................................    $ 7,182,491        $ 4,990,339        $19,226,576        $12,280,442

Operating expenses:
    Direct costs and related
     expenses  ..............................      2,779,777          2,818,924          7,850,803          7,312,504

    Salaries and related expenses  ..........      4,970,052          1,108,752         12,937,968          2,800,004

    General and administrative
     expenses  ..............................      3,225,856            451,026          7,052,889          1,200,930

    Restructuring expense  ..................      1,149,712                 -           1,149,712                  -
                                                 -----------        -----------        -----------        -----------

       Total operating expenses  ............     12,125,397          4,378,702         28,991,372         11,313,438
                                                 -----------        -----------        -----------        -----------

Operating (loss)/income  ....................     (4,942,906)           611,637         (9,764,796)           967,004

  Interest (expense)/income, net  ...........        (45,657)            85,795            347,067            (12,329)
                                                 -----------        -----------        -----------        -----------

       (Loss)/income before
       income taxes  ........................     (4,988,563)           697,432         (9,417,729)           954,675

Income tax benefit/(expense)  ...............      1,949,968           (262,198)         3,672,914           (262,198)
                                                 -----------        -----------        -----------        -----------

Net (loss)/income  ..........................    $(3,038,585)       $   435,234        $(5,744,815)       $   692,477
                                                 ===========        ===========        ===========        ===========


Per share data:
    Net (loss)/income per share  ............    $     (0.22)       $      0.04        $      (.42)       $      0.07
                                                 ===========        ===========        ===========        ===========
    Shares used in per share
     computation  ...........................     13,614,667         11,442,013         13,613,037         10,553,124
                                                 ===========        ===========        ===========        ===========



           The accompanying notes to the financial statements are an
                      integral part of these statements.

                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Nine Months Ended
                                                                                               -----------------
                                                                                                  October  31,
                                                                                                  ------------
                                                                                         1997                     1996
                                                                                      -----------              -----------
                                                                                                  (unaudited)
Cash flows from operating activities:
  Net (loss) / income  .......................................................        $ (5,744,815)            $   692,477
  Adjustments to reconcile net (loss) / income to
    net cash used in operating activities:
      Depreciation and amortization  .........................................           1,356,767                 271,524
      Deferred income taxes  .................................................          (3,672,314)                      -
      Changes in operating assets and liabilities:
        Accounts receivable  .................................................           4,064,593              (4,206,292)
        Costs in excess of billings  .........................................             (45,646)                370,386
        Prepaid expenses  ....................................................            (131,487)                 (3,617)
        Other assets  ........................................................              57,744                (112,210)
        Accounts payable  ....................................................           1,102,056               1,459,095
        Accrued expenses  ....................................................          (1,504,260)                496,396
        Accrued restructuring costs  .........................................           1,149,712                       -
        Billings in excess of costs  .........................................            (251,052)                      -
                                                                                       -----------             -----------
  Net cash used in operating activities.......................................          (3,618,702)             (1,032,241)
                                                                                       -----------             -----------

Cash flows from investing activities:
  Acquisition, net of cash  ..................................................         (22,667,891)                      -
  Capital expenditures  ......................................................          (3,579,751)               (392,253)
  Capitalized software development costs  ....................................            (524,512)                      -
  Issuance of notes receivable  ..............................................          (1,773,778)                      -
                                                                                      ------------             -----------
  Net cash used in investing activities.......................................         (28,545,932)               (392,253)
                                                                                      -----------              -----------

Cash flows from financing activities:
  Net proceeds related to common stock issuance  .............................              (1,544)             35,994,027
  Payments for treasury stock  ...............................................            (151,130)                      -
  Net borrowings/(repayments) on:
      Notes payable  .........................................................           6,116,240                (459,378)
      Mortgage payable  ......................................................                   -                (418,214)
      Note payable to an officer..............................................                   -                (400,000)
      Repayment of capital lease financing  ..................................             (48,881)                      -
                                                                                      ------------             -----------
  Net cash provided by financing activities...................................           5,914,685              34,716,435
                                                                                      ------------             -----------

Net (decrease) / increase in cash and cash equivalents  ......................         (26,249,949)             33,291,941
Cash and cash equivalents, at beginning of period  ...........................          32,312,749                  47,981
                                                                                      ------------             -----------
Cash and cash equivalents, at end of period  .................................        $  6,062,800             $33,339,922
                                                                                      ============             ===========

Supplementary disclosure of cash paid during the period:
  Interest paid  .............................................................        $    750,347             $   135,461
                                                                                      ============             ===========
Schedule of noncash investing and financing activities:
  Equipment purchased under capital lease
    obligations...............................................................        $    829,478             $    50,463
                                                                                      ============             ===========

The accompanying notes to the financial statements are an integral part of these statements.

                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -- Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes to the consolidated financial statements include the results of The Leap Group, Inc. (the "Company") and its wholly-owned subsidiaries.

The unaudited consolidated financial statements for the three and nine month periods ended October 31, 1997 and 1996, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on June 24, 1997.

The results of operations for the three and nine month periods ended October 31, 1997, are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending January 31, 1998.


NOTE 2 -- Initial Public Offering

In October 1996, the Company completed its initial public offering (the "offering") and issued 4,000,000 shares of its common stock at a per share price of $10.00. The Company received proceeds of approximately $35.7 million in cash, net of underwriting discounts, commissions and other costs. The Company used $2.86 million of the proceeds to repay certain of the Company's debt, including all notes payable to banks, a loan secured by a mortgage on the Company's office building, and a note to an officer of the Company. The Company has invested the remaining proceeds in short-term U.S. Treasury Notes and Bills, certificates of deposit, and a money market fund. The Company uses the remaining net proceeds of the offering for working capital or other general corporate purposes, including possible acquisitions and to expand or acquire new facilities for its business. During the nine months ended October 31, 1997, and as discussed further in Note 3, the Company paid $23,332,000 to repay amounts payable to banks for principal balances, accrued interest, and other related costs associated with the acquisition of YAR Communications, Inc. Additionally, $600,000 of the proceeds were used to purchase a commercial office building in Los Angeles and $151,000 to purchase the Company's stock on the open market under the Company's Stock Repurchase Program, as described in Notes 7 and 11, respectively.


NOTE 3 -- Acquisition

In April 1997, the Company acquired 100% of YAR Communications, Inc. ("YAR") for $20 million plus additional payments if YAR achieves certain revenue and earnings goals during fiscal years 1998, 1999 and 2000. YAR provides culturally relevant marketing and advertising for global clients in over 40 different nationalities and for all major U.S. ethnic and global markets. The acquisition was initially financed using the Company's available lines of credit. On September 30, 1997, the Company retired $23,332,000 in outstanding debt related to the acquisition with available cash from investments and operations. The amount repaid included the original purchase price of YAR plus related taxes, accrued interest, and legal and accounting fees associated with the transaction.

The acquisition was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired and net liabilities assumed was recorded as goodwill, which is being amortized on a straight-line basis over 20 years. At October 31, 1997, the amount of goodwill recorded was $17,212,425 less $461,758 in accumulated amortization for the seven months since the acquisition.

The results of YAR have been included in the consolidated financials since April 1, 1997. The following summary, prepared on a pro forma basis, combines the Company's and YAR's unaudited consolidated results of operations for the three months and nine months ended October 31, 1997. Prior to the acquisition by the Company, YAR prepared its financial statements on a calendar year basis. Beginning with the Company's current fiscal year, YAR's fiscal year has been conformed to the Company's fiscal year. YAR's results for the period from February 1, 1996 to October 31, 1996 are reflected below for pro forma purposes only.

                                                            Three Months Ended      Nine Months Ended
     Pro Forma Summary (unaudited)                           October 31, 1996        October 31, 1996
                                                          ---------------------------------------------
     Revenues                                                   $ 6,844,000             $22,679,000
     Net income                                                 $   863,000             $ 2,786,000
     Net income per share                                       $       .08             $       .26
     Shares used in per share computation                        11,442,013              10,553,124

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results.


NOTE 4 --  Restructuring Plan

During the quarter ended October 31, 1997, the Company implemented a plan to restructure the operations at the Los Angeles office of the Company's wholly-owned subsidiary, The Leap Partnership, Inc. ("Leap") due to continued losses at the office. The cost of the plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring.)" ("EITF 94-3").

A pretax charge of $1,149,712 was recorded which represents employee termination and severance costs and other related costs that were incurred as a direct result of the plan. As of October 31, 1997, no amounts have yet been paid under the plan, but all such costs are expected to be paid within less than a year of the plan's inception.


NOTE 5 -- Note Receivable from Strategic Partner

In February 1997, the Company loaned $1 million to Vivid Publishing, Inc. ("VPI"), an Internet production house, in exchange for a convertible debenture. The debenture is convertible into 10% of the common stock of VPI at the Company's option, and is secured by a pledge of VPI's common stock. Under the debenture, the Company may at its option loan up to an additional $1.0 million on substantially the same terms. In March 1997, the Company exercised this option and has loaned an additional $714,000 to VPI. The loans to VPI bear interest at the prime rate plus 2% per annum, with interest paid semiannually. The $1.7 million note receivable is included in Other Assets, $59,800 of accrued interest on the loans is included in Other Assets and $118,100 of Interest Income has been recognized through October 31, 1997.


NOTE 6 -- Loss of Significant Client

In March 1997, a client representing approximately 25% and 6% of revenues during the years ended January 31, 1997 and 1996, respectively, gave the Company a notice of termination effective June 10, 1997.

NOTE 7 -- Purchase of Real Estate

In May 1997, The Leap Partnership, Inc., a wholly owned subsidiary of the Company, purchased a commercial office building for $2 million to provide facilities for its Los Angeles office. $1.4 million was financed by the seller over a one year term at 9% with an option to renew the note for one additional year. The balance of the purchase price was paid by the Company.


NOTE 8 --  Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the year in accordance with the treasury stock method.

In accordance with certain Securities and Exchange Commission Staff Accounting Bulletins, the per share computation for periods prior to the offering include all common and common stock equivalent shares issued within 12 months of the offering as if they were outstanding for all periods presented using the treasury stock method and the initial public offering price.


NOTE 9 -- Recently Issued Accounting Standard

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


NOTE 10 -- Litigation

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

NOTE 11 -- Stock Repurchase Program

On June 2, 1997, the Company's Board of Directors approved a Stock Repurchase Program by which the Company may repurchase up to 1,000,000 shares of the Company's outstanding common stock from time to time. The total cost of the program cannot exceed $3,000,000. Company stock may be repurchased on the open market or in negotiated transactions, depending upon the stock price, market conditions and other factors. The repurchased shares will be held as treasury shares and will be available for general corporate purposes. As of October 31, 1997, the Company has purchased 50,000 shares at an aggregate cost of $151,130. As of October 31, 1997, the Company has remaining authorization under the Stock Repurchase Program to acquire up to an additional 950,000 shares at a cost not to exceed $2,848,870.

NOTE 12 -- Subsequent Events

Line of Credit
--------------
In November 1997, one of the Company's wholly-owned subsidiaries, YAR Communications, Inc., ("YAR") obtained a new line of credit from a The Chase Manhattan Bank to provide working capital financing and funds for other general corporate purposes of the subsidiary. The line of credit is secured by certain assets of YAR, including accounts receivable, equipment and general intangibles, and provides for borrowings up to a maximum principal amount of $5 million. The interest rate on the line is equal to the prime rate.


Litigation
----------
On or about November 4, 1997, a case, Steve Rabosky v. The Leap Partnership, Inc., et al, was filed in the Superior Court of the State of California for the County of Orange. The action is in regard to Mr. Rabosky's employment with Leap and seeks unspecified damages. Leap has denied the claims asserted against it and will vigorously defend its position in this matter. The Company does not believe the outcome of this Litigation will have a material effect on the results of the Company. The Company is not a party to any other litigation.

Acquisition
-----------
On November 11, 1997, One World Communications, Inc., a wholly-owned subsidiary of the Company, purchased the fixed assets of Kang & Lee Advertising, Inc. and K&L West Advertising, Inc. (jointly referred to as "Kang & Lee") for consideration of $1.3 million in cash. The assets acquired constitute equipment, other physical and intangible property or assets used by Kang & Lee in its advertising business. One World Communications will continue to use these assets for the same purpose. Kang & Lee will also receive payments equal to forty percent of the annual pre-tax income of Kang & Lee for each of the next three years, ending on October 31, 2000. The cash consideration paid to Kang & Lee was financed with borrowings under a line of credit made available by The Chase Manhattan Bank.

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


Results of Operations

THREE MONTHS ENDED OCTOBER 31, 1997 AND OCTOBER 31, 1996

Revenues
--------

Revenues increased to $7.2 million for the three months ended October 31, 1997 from $5.0 million for the three months ended October 31, 1996, an increase of $2.2 million or 44%. The increase is primarily due to the addition of YAR revenues of approximately $4.7 million during the quarter offset in part by a $1.2 million decrease due to the loss of a key client, as further described below under Dependence on Key Clients and Projects, and decreased production activities since the prior year quarter.

Direct Costs and Related Expenses
---------------------------------

Direct costs and related expenses generally consist of production costs which include services such as filming, animation, editing, special effects, photography and illustrations, artwork, computer design and various related production services which are generally outsourced, along with contract labor, talent and other costs related to creative executions which may include traditional media as well as new technologies and multimedia. Direct costs and related expenses decreased slightly to $2.78 million for the three months ended October 31, 1997 from $2.82 million for the three months ended October 31, 1996, a decrease of $39,000 or 1%. The decrease was primarily attributable to an overall decrease in production activities when compared to the prior year quarter which was offset in part by the addition of $1.4 million of YAR's direct production expenses for the three months ended October 31, 1997. As a percentage of revenues, direct costs and related expenses decreased to 39% for the three months ended October 31, 1997, due to a change in the mix of services performed during the period, from 57% for the three months ended October 31, 1996.

Salaries and Related Expenses
-----------------------------

Salaries and related expenses consist primarily of salaries and wages for employees, related payroll tax expenses, group medical and dental insurance coverages and recruiting expenses. Salaries and related expenses increased to $5.0 million for the three months ended October 31, 1997 from $1.1 million for the three months ended October 31, 1996, an increase of $3.9 million or 348%. The increase in expense reflects in part the addition of 194 new employees from YAR which represents $2.5 million in salaries and related expenses for the three months ended October 31, 1997. Excluding YAR, the increase in expense primarily reflects the addition of 24 new employees since the prior year period to service new clients and to strengthen the Company's creative and management team in Chicago and in the recently opened Los Angeles office (see Note 4 to the Consolidated Financial Statements).

General and Administrative Expenses
-----------------------------------

General and administrative expenses include space and facilities expenses, corporate expenses, depreciation and amortization, insurance, legal and accounting fees and management information system expenses. General and administrative expenses increased to $3.2 million for the three months ended October 31, 1997 from $451,000 for the three months ended October 31, 1996, an increase of $2.8 million or 615%. The increase is primarily due to the addition of YAR's general and administrative expenses of $1.2 million for the three months ended October 31, 1997, and to additional depreciation and amortization, including goodwill amortization of $215,000 associated with the YAR acquisition, and facilities costs to support the Company's growth.

Interest Income and Expense
---------------------------

Interest income totaled $334,000 and $147,000 for the three months ended October 31, 1997 and 1996, respectively. The interest income was offset by interest expense of $380,000 and $61,000, resulting in net interest expense of $46,000 and $86,000 for the three months ended October 31, 1997 and 1996, respectively. In October 1996, the Company retired substantially all of its debt with proceeds from the Company's Initial Public Offering (the "offering.") On September 30, 1997, the Company retired $23,332,000 of notes payable to banks related to the acquisition of YAR Communications, Inc. Remaining proceeds from the offering were invested in short-term U.S. Treasury Notes and Bills, certificates of deposit, and in a money market fund and earned the interest income during the quarters ended October 31, 1997 and 1996. Interest expense during the quarter ended October 31, 1997, resulted from financing costs related to the YAR acquisition, real estate and other capital expenditures, and daily working capital requirements. Interest expense during the quarter ended October 31, 1996, stemmed from increased borrowings prior to the receipt of the offering proceeds.

Income Taxes
------------

The combined federal and state effective income tax rates were 39.0% and 37.6% for the three months ended October 31, 1997 and 1996, respectively. The increase in the effective tax rate is due to the utilization of prior year cumulative net operation loss carryforwards which reduced income tax expense for the three months ended October 31, 1996. At October 31, 1997, no valuation reserve has been provided against deferred tax assets since, in management's opinion, it is more likely than not that those tax assets will be realized based on available tax operating loss carrybacks, expected reversals of taxable temporary differences, and estimates of future taxable income.



NINE MONTHS ENDED OCTOBER 31, 1997 AND OCTOBER 31, 1996

Revenues
--------

Revenues increased to $19.2 million for the nine months ended October 31, 1997 from $12.3 million for the nine months ended October 31, 1996, an increase of $6.9 million or 57%. The net increase of $6.9 million is primarily attributable to the addition of $11.5 million of YAR revenues, offset in part by a decrease of $1.2 million of revenues due to the loss of a key client, as further described below under Dependence on Key Clients and Projects, and decreased production activities since the prior nine month period ended October 31, 1996.

Direct Costs and Related Expenses
---------------------------------

Direct costs and related expenses increased to $7.9 million for the nine months ended October 31, 1997 from $7.3 million for the nine months ended October 31, 1996, an increase of $538,000 or 7%. The increase was primarily attributable to the addition of $3.6 million of YAR's direct production expenses offset by an overall decrease in production activities. As a percentage of revenues, direct costs decreased 19% due to a change in the mix of services performed during the period.

Salaries and Related Expenses
-----------------------------

Salaries and related expenses increased to $12.9 million for the nine months ended October 31, 1997, from $2.8 million for the nine months ended October 31, 1996, an increase of $10.1 million or 362%. The increase in expense reflects in part the addition of 194 new employees from YAR which represents $5.4 million in salaries and related expenses for the nine months ended October 31, 1997. Excluding YAR, the increase in expense primarily reflects the addition of 24 new employees since the prior year to service new clients and to strengthen the Company's creative and management team in Chicago and in the recently opened Los Angeles office (see Note 4 to the Consolidated Financial Statements).

General and Administrative Expenses
-----------------------------------

General and administrative expenses increased to $7.1 million for the nine months ended October 31, 1997 from $1.2 million for the nine months ended October 31, 1996, an increase of $5.6 million or 487%. The increase is primarily due to the addition of YAR's general and administrative expenses of $2.6 million for the nine months ended October 31, 1997, and to additional professional services fees associated with investor relations, legal and accounting services, and depreciation and amortization, including goodwill amortization of $462,000 associated with the YAR acquisition, and increased facilities costs.

Interest Income and Expense
---------------------------

Interest income totaled $1.2 million and $147,000 for the nine months ended October 31, 1997 and 1996, respectively. The interest income was offset in part by interest expense of $858,000 and $159,000, resulting in net interest income of $347,000 and net interest expense of $12,000 for the nine months ended October 31, 1997 and 1996, respectively. In October 1996, the Company retired substantially all of its debt with proceeds from the offering. On September 30, 1997, the Company retired $23,332,000 of notes payable to banks related to the acquisition of YAR Communications, Inc. Remaining proceeds from the offering were invested in short-term U.S. Treasury Notes and Bills, certificates of deposit, and in a money market fund and earned the interest income from October 1996, when the proceeds were first received. Interest expense during the nine months ended October 31, 1997, resulted from financing costs related to the YAR acquisition, real estate and other capital expenditures, and daily working capital requirements. Interest expense during the nine months ended October 31, 1996, stemmed from increased borrowings prior to the receipt of the proceeds.

Income Taxes
------------

Combined federal and state income tax rates were 39.0% and 27.5% for the nine months ended October 31, 1997 and 1996, respectively. The increase in the effective tax rate is due to the utilization of prior year cumulative net operation loss carryforwards which reduced income tax expense for the nine months ended October 31, 1996. At October 31, 1997, no valuation reserve has been provided against deferred tax assets since, in management's opinion, it is more likely than not that those tax assets will be realized based on available tax operating loss carrybacks, expected reversals of taxable temporary differences, and estimates of future taxable income.


Liquidity and Capital Resources

Since its inception, the Company has primarily financed its operations and investments in property and equipment through cash generated from bank borrowings, loans from a Company officer and equipment leases. As a result of the public offering in late September 1996, the Company raised approximately $35.7 million in cash, net of underwriting commissions and other offering costs, of which $1.3 million was used to repay Company debt at the time of the offering. In September 1997, the Company retired $23.3 million in notes payable related to the acquisition of YAR Communications, Inc. The balance of the net proceeds from the offering were invested in short-term U.S. Treasury Notes and Bills, certificates of deposit, and in a money market fund.

The Company's net working capital decreased to $0.4 million at October 31, 1997 from a working capital balance of $34.7 million at January 31, 1997, primarily due to the repayment of the short-term financing used to fund the acquisition of YAR and other working capital requirements. The Company's cash and cash equivalents decreased $26.2 million during the nine months ended October 31, 1997. The decrease in cash and cash equivalents during the period is primarily attributable to (i) a decrease in cash provided from operating activities of $3.6 million; (ii) an increase in cash used in investing activities of $28.5 million which is attributable to the acquisition of YAR, the financing of a strategic partner, Vivid Publishing, Inc., and expenditures for property, equipment, and software development costs; and (iii) offset by an increase in cash provided by financing activities of $5.9 million needed to fund the acquisition, the opening of the Los Angeles office, the creation of a new subsidiary, Quantum Leap Communications, Inc., the loan to a strategic partner, and other working capital requirements.

In October 1996, the Company obtained a line of credit facility, secured by certain assets of the Company. The Company will be provided with credit up to the lesser of (i) $24 million or (ii) 90-95% of the Company's available cash and cash equivalent balances. The line of credit bears interest at the London Interbank Offered Rate ("LIBOR") plus .5%. In April 1997, the Company had borrowed approximately $20 million on this line of credit to finance the acquisition of YAR Communications, Inc. In September 1997, the Company repaid the $23,332,000 related to the acquisition by using proceeds from the Company's offering. As of October 31, 1997, the Company had borrowed $543,000 against this line of credit to finance the purchase of the Los Angeles office building.

In February 1997, the Company obtained an additional line of credit from a bank to provide working capital financing and funds for other general corporate purposes of the Company. The line of credit is secured by substantially all the assets of the Company, and provides for borrowings up to a maximum principal amount of $8 million. The interest rate on the line is equal to LIBOR plus 2%. On December 12, 1997, the Company was notified by the Bank that a financial covenant was no longer being met. The Company has met with the Bank in regard to obtaining a waiver and amending the line of credit in order to be in compliance. As of October 31, 1997, the outstanding balance on this line was $4,173,000.

In November 1997, one of the Company's wholly owned subsidiaries obtained an additional line of credit from a bank to provide working capital financing and funds for other general corporate purposes of the subsidiary. The line of credit is secured by substantially all the assets of the subsidiary, and provides for borrowings up to a maximum principal amount of $5 million. The interest rate on the line is equal to the prime rate.

The Company believes that existing credit facilities together with the remaining net proceeds of the offering and funds from operations, will be sufficient to meet the Company's cash requirements for at least the next twelve months. The Company's long-term capital requirements will depend on numerous factors, including the rates at which the Company grows, expands its personnel and infrastructure to accommodate growth and invests in new technologies. The Company has various ongoing needs for capital, including working capital for operations, project development costs and capital expenditures to maintain and expand its operations. In addition, as part of its strategy, the Company evaluates potential acquisitions of, or alliances with, businesses that extend or complement the Company's business. The Company may in the future consummate acquisitions or alliances which may require the Company to make additional capital expenditures, and such expenditures may be significant. Future acquisitions and alliances may be funded with available cash from the net proceeds of the offering, seller financing, institutional financing, issuance of common stock of the Company and/or additional equity or debt offerings.


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

Dependence on Key Clients and Projects

An important part of the Company's strategy is to develop in-depth, long-term relationships with a select group of clients in a variety of industries. Consistent with such strategy, a large portion of the Company's revenues has been and is expected to continue to be concentrated among a relatively limited number of nationally recognized clients. For the quarter ended October 31, 1997, one client accounted for 36.1% of consolidated revenues. In the quarter ended October 31, 1996, four clients accounted for 31.1%, 24.8%, 19.1% and 10.0% of consolidated revenues. Due to the nature of the advertising business, any of the Company's clients could at any time in the future, and for any reason, reduce its marketing budget, engage another entity or take in-house all or part of the business performed by the Company. The Company has taken steps to minimize the risk of losing any client and the impact it would have on the Company. Consistent with the Company's strategy to develop long-term strategic alliances with clients, the Company has entered into agreements with its clients that are typically for longer terms and are typically on a retainer or fee basis.

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

          On or about November 4, 1997, a case, Steve Rabosky v. The Leap Partnership, Inc., et al, was filed in the Superior Court of the State of California for the County of Orange. The action is in regard to Mr. Rabosky's employment with Leap and seeks unspecified damages. Leap has denied the claims asserted against it and will vigorously defend its position in this matter. The Company does not believe the outcome of this Litigation will have a material effect on the results of the Company. The Company is not a party to any other litigation.

Item 6.   Exhibits and Reports on Form 8-K

          a. Exhibits: See Exhibit Index appearing on page 17, which is incorporated herein by reference.

          b. Reports on Form 8-K: During the period covered by this report, no report on Form 8-K was filed by the Company.

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



                              THE LEAP GROUP, INC.
                              --------------------
                                  (Registrant)



Date:  December 15, 1997      By: /s/ FREDERICK A. SMITH
                              --------------------------------------------------
                              Frederick A. Smith, Acting Chief Executive Officer
                              (Principal Executive Officer)


Date:  December 15, 1997      By: /s/ PETER VEZMAR
                              --------------------------------------------------
                              Peter Vezmar, Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                             The Leap Group, Inc.



                                 EXHIBIT INDEX



          Exhibit
          Number      Exhibits
          ------      --------

            10.1 Line of Credit Agreement, dated November 5, 1997, between YAR Communications, Inc. and The Chase Manhattan Bank (aka The Chemical Bank)

            11.       Statement Regarding Computation of Per-Share Earnings

            27.       Financial Data Schedule