Form 10-K
period 1998-01-31
LEAP GROUP INC
filed 1998-05-01
CIK 1015665

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the fiscal year ended January 31, 1998, or

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

                                 Yes  X    No
                                     ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the Registrant, as of April 3, 1998 was $6,690,474 (based upon the closing sale price of the Common Stock on the Nasdaq National Market on April 3, 1998, and, for the purpose of this calculation only, assuming that all of the Registrant's directors and officers are affiliates.) There were 13,586,866 shares of Registrant's Common Stock, $.01 par value, outstanding as of April 3, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1998 ("the 1998 Annual Report") (Parts II and IV).

(2) Portions of the Registrant's Notice of Annual Meeting and Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on June 9, 1998 (the "1998 Proxy Statement") (Part III).

                             THE LEAP GROUP, INC.

                                   FORM 10-K
                           For The Fiscal Year Ended
                               January 31, 1998

                                     INDEX

PART I

Item                                                                        Page
----                                                                        ----
 1.  Business..............................................................    3
 2.  Properties............................................................    6
 3.  Legal Proceedings.....................................................    6
 4.  Submission of Matters to a Vote of Security Holders...................    7

PART II

 5.  Market for Registrant's Common Equity and Related Stockholder Matters.    7
 6.  Selected Financial and Operating Data.................................    8
 7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations...............................................    8
 8.  Financial Statements and Supplementary Data...........................   16
 9.  Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure................................................   35

PART III

10.  Directors and Executive Officers of the Registrant....................   36
11.  Executive Compensation................................................   36
12.  Security Ownership of Certain Beneficial Owners and Management........   36
13.  Certain Relationships and Related Transactions........................   36

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......   36

Signatures.................................................................   39

PART I

Item 1. Business.

The Company

The Leap Group, Inc. ("Leap" or "the Company") is a creatively focused advertising holding company providing innovative consumer marketing, advertising and Internet related services and products to market-leading companies. The Company's marketing and communications services include comprehensive strategic brand marketing, award-winning creative, digital strategy and design and global strategy. Leap's mission is to offer clients diversified services in traditional advertising, new media and technology and global brand development.

Leap is a Delaware corporation that was incorporated in March 1996 to act as the parent company for The Leap Partnership, Inc. ("Leap Partnership"), an Illinois corporation established in September, 1993. The Leap Partnership is a new generation advertising agency designed to deliver intelligent brand strategies, high-end creative, innovative business building ideas and nimble, proactive service. The Leap Partnership includes among its clients Anheuser-Busch, Rockwell Semiconductor Systems, Daewoo Motor America, One-On-One Sports, Ameritech, Armour Golf, Leiner Health Products and The University of Notre Dame.

In December 1996, the Company formed a new wholly-owned subsidiary--Quantum Leap Communications, Inc. ("QLC"), a Delaware corporation. QLC is focused on developing distribution systems and producing content that will help advertisers communicate more effectively with targeted consumers in non-traditional ways primarily using new media over the Internet. Quantum Leap Communications' client list includes American Airlines, MSNBC, R.R. Donnelley, FTD and Coolsville Records.

In April 1997, the Company acquired the assets and assumed certain liabilities of YAR Communications, Inc. ("YAR"). YAR employs more than 175 multicultural specialists under one roof allowing clients the ability to communicate brand messages with one voice across more than 80 languages and 100 countries. YAR is the largest U.S.-based, full-service advertising agency that targets Western and Eastern European and Middle Eastern consumers. YAR's top clients include AT&T, L.L. Bean, EDS, CNN, General Electric, and Johnson & Johnson.

In November 1997, the Company, through its wholly owned subsidiary One World Communications, Inc. ("OWC"), acquired certain property and equipment and the ongoing business of Kang & Lee Advertising, Inc. and K&L West Advertising, Inc. (jointly referred to as "Kang & Lee"). Kang & Lee is the largest U.S.-based full-service advertising agency specializing in marketing to Asian consumer target groups including Chinese, Korean, Japanese, Vietnamese, Filipino and Asian-Indian. Kang & Lee's clients include AT&T, Sears Roebuck and Co., Bank of America, Oxford Health Plans, Seagrams, Shiseido Cosmetics America, Ltd., and Hong Kong Bank.

Leap is headquartered in Chicago with offices in New York, Los Angeles and San Francisco. Its executive offices are located at 22 W. Hubbard Street, Chicago, Illinois, 60610. The Company's telephone number at that address is (312) 494-0300. The Company's Internet address is: http://www.leapgroup.com. Information contained on the Company's Internet site shall not be deemed part of this Report.

The Company's common stock is traded on the NASDAQ National Market under the symbol LEAP.

Leap's Core Strengths

Leap's central mission is to build brand equity for its clients by designing and implementing creatively-focused, strategic brand marketing plans and comprehensive advertising campaigns through traditional media and via the Internet. Management believes that certain core strengths have been and will continue to be integral to Leap's success in achieving this goal.

Multiple Revenue Streams. During fiscal 1998, the Company diversified its services both by establishing a new media subsidiary and through acquisition. In addition to the strategic and creative services provided by The Leap Partnership, the Company started Quantum Leap Communications, a new media and technology subsidiary, and launched One World Communications by acquiring two leading agencies in the multicultural advertising sector--YAR and Kang & Lee. Management believes that expanding the services offered clients greatly enhances the company's ability to attract, service and retain clients.

Roster of Marquee Clients. Leap Group companies continue to successfully compete for and service major accounts. The Leap Partnership includes among its clients Anheuser-Busch, Rockwell Semiconductor Systems, Daewoo Motor America, One-On-One Sports, Ameritech, Armour Golf, Leiner Health Products and The University of Notre Dame. Quantum Leap Communications' client list includes American Airlines, MSNBC, R.R. Donnelley, FTD and Coolsville Records. YAR and Kang & Lee are working with numerous Fortune 500 clients including AT&T, Sears Roebuck and Co., L.L. Bean, Bank of America, Johnson & Johnson, EDS, Westin Hotels, Western Union, Turner Broadcasting and General Electric. The Company attributes its success in attracting such clients to the reputations of the companies and their senior management, as well as its other core strengths, and believes that these factors, coupled with the client roster itself, will enhance the Company's ability to attract additional clients of national and international scope.

Strategic Orientation. The Company specializes in the strategic positioning of brands. Beginning with a thorough assessment of the needs, wants, impressions and opinions of the client's customers and the position of the client's brand in its marketplace, the Company develops a distinct identity for the brand that can be communicated through and integrated package of marketing solutions. Fusing the brand strategy with the client goals, objectives and information, Leap then develops a strategic platform that serves as the grounding for all brand messages across all media.

Talent and Creative Distinction. The Company maintains a multidisciplinary talent strategy as one of its core principles. Recognizing that the best strategic platform is useless without creative executions that inform, engage and entertain consumers, the Company's management places heavy emphasis on creativity in the selection and training of personnel. The Company believes that its success in attracting such talented creative and strategic thinkers is in part attributable to the reputations of Frederick Smith, George Gier, Joseph A. Sciarrotta, Thomas R. Sharbaugh, Yuri Radzievsky, Anna Radzievsky and Eliot Kang.

The Company's employees include experienced writers, art directors, television and radio producers, print production specialists, strategic planners, account managers, media planners, translators, Web designers, producers, programmers, digital strategists, multicultural language management specialists and cultural analysts. The Company's talent strategy targets skilled individuals who, in addition to being creative, are adept marketers attuned to the brand strategy and business objectives of clients.

Integrated Services Approach. The Company provides a full range of strategic, creative, interactive, production and multicultural services for both traditional and new media assignments. The Company's strategies are designed to integrate the most effective and beneficial aspects of a wide array of media. Creative executions may include television, print, outdoor, radio and Internet advertisements, as well as promotions, direct mail, package design, logo design. The Company also develops other digitally-based interactive solutions including World Wide Web sites, CD-ROMs and interactive presentations.

Technological Sophistication and Expertise. Management believes that the Company is in the forefront in the application of new marketing communications technology. The Company develops and maintains sites on the

Internet's World Wide Web, is engaged in database marketing, is developing successful Internet promotions, is placing online media, and is developing proprietary technology for the use of The Company and its clients. The Company's new media partners include skilled programmers, Web designers, digital strategists, Internet media planners and buyers and Web promotions specialists.

With the creation of Quantum Leap Communications, the Company has added a strategic focus on developing proprietary content and new distribution systems that allow clients to communicate more effectively in non-traditional ways. During fiscal 1998, Quantum Leap developed three proprietary technologies-- Quantum Objects, a customizable Internet publishing application; The Ambassador, a laptop multimedia presentation system; and Quantum Banners, a Java-based banner that delivers instantaneous information. In April 1998, Quantum Leap was awarded the prestigious Gold Pencil in the first One Show Interactive competition for the innovative breaking news banner it developed for MSNBC. Management believes it will realize additional opportunities for new clients, as well as revenue, from the marketing of these and other technologies in development.

Leap's Strategy

Growth Through Diversification. Management will continue, as it did last year, to diversify revenue streams by acquiring and integrating companies that provide additional complementary services to those already offered by the Company. The Company expects to pursue acquisitions of, or alliances with businesses that extend or complement the Company's business. The Company may explore acquisitions to obtain additional top level talent, to supplement its scope of services and technology or to add to its client roster. To assist the Company in attracting and servicing international clients, the Company intends to seek out and establish strategic alliances with international partners who share or expand The Company's core strengths and services.

Internal Growth. To grow internally the Company will continue to employ two key strategies--target market-leaders as clients and expand scope of business with existing clients. In terms of attracting new clients, Leap intends to focus on a limited number of marquee clients, with businesses of national or global scope, that seek to develop long-term marketing partnerships. Many of the Company's current clients are, and future targets are expected to be, market leaders with aggressive plans for growth and multi-faceted communications needs. With a portfolio of diversified services to offer, the Company's three subsidiaries will be able to cross-sell services in order to expand the overall partnership with any given client.

Competition

The markets for the Company's services are highly competitive. Clients may change their marketing and communications advisors with relative ease or perform these functions internally. Clients may also reduce or eliminate their expenditures on advertising and marketing at any time for any reason. The Company faces competition from a number of sources, all striving to attract new clients or additional assignments or accounts from existing clients. The Leap Partnership competes with national and regional full-service and specialty advertising agencies as well as specialized and integrated marketing communications firms. The Leap Partnership could also be viewed as competing with large entertainment, technology and/or marketing companies. Quantum Leap Communications competes with other new media specialty agencies, new media divisions of large agency holding companies and software development companies. One World Communications competes with ethnic specialty agencies in, for example, the Hispanic or Asian consumer target groups, or large multi-national agencies with offices around the world. Many of the Company's competitors or potential competitors have longer operating histories, longer client relationships and significantly greater financial, management, technology, development, sales, marketing and other resources than the Company.

The Company believes that the principal competitive factors in its markets are the abilities to understand the client's business and develop strategically sound interactive solutions, present unique creative concepts, demonstrate breadth and depth of technical and new media expertise, develop strong consumer relationships and produce high quality products with speed and efficiency, and at a competitive price. The Company believes that it competes favorably with respect to each of these factors, however there can be no assurance that the Company will continue to compete successfully. To the extent that the Company's competitors are perceived as providing superior products, services or terms, or to the extent that the Company's clients are dissatisfied with the Company's products, services or terms, the Company's business, operating results and financial condition could be materially adversely affected.

Creative Partners

As of January 31, 1998, Leap employed a total of 351 employees, 332 of whom were full-time and 19 part-time. Of these, 284 were engaged in servicing clients and 67 were involved in finance and administration. With the two acquisitions during the fiscal year, the Company includes 188 YAR and 81 Kang & Lee employees within the total number. None of the Company's employees are represented by a labor union, and the Company believes that its relations with its employees are good.

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

Item 2.   Properties.

The Company is headquartered in Chicago and has offices in New York, Los Angeles and San Francisco. The Company's headquarters are located at 22 W. Hubbard Street, Chicago, Illinois, 60610. The Company's telephone number at that address is (312) 494-0300.

The Company owns its main office building in Chicago which is a 12,400 square foot two-story facility. The Company also leases approximately 2,000 square feet of additional space in Chicago to provide office space for QLC and for administrative offices.

In May 1997, The Leap Partnership, purchased a commercial office building for $2 million to provide facilities for its Los Angeles office. A term note for $1.4 million was financed by the seller over a one year term at 9% and is collateralized by the L.A. office building. The agreement also contains an option to extend the note for one additional year and management intends to exercise this extension.

With the acquisition of YAR in April 1997, the Company added the following leased offices: New York City--approximately 26,300 square feet and San Francisco--approximately 3,100 square feet.

In November 1997, the Company also acquired Kang & Lee which has 22,500 square feet of leased office space in New York and 20,000 square feet of leased office space in Los Angeles.

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

On or about November 4, 1997, a former employee of the Company filed a lawsuit against The Leap Partnership, Inc. On February 28, 1998, a settlement agreement was signed and this case has been dismissed.

In February 1998, Venture Direct Worldwide, Inc. filed a lawsuit in the Supreme Court of New York against an employee of Quantum Leap Communications (QLC), the Company and QLC. The complaint alleges that the employee's e-mail response to an e-mail communication from the plaintiff caused damage to the plaintiff. The Company has received from the plaintiff a settlement proposal that does not involve a monetary payment. The Company intends to vigorously defend the suit and believes that the employee's actions were outside the scope of employment. The complaint alleges six causes of action, each seeking ten million dollars plus punitive damages. Management does not believe that the claims have any merit or that the ultimate outcome of this matter will have a material adverse impact on the company's financial position or results of operations.

There are no other significant claims or lawsuits against the Company.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

COMMON STOCK INFORMATION

The Company's common stock is traded on the Nasdaq National Market under the symbol LEAP. On April 22, 1998, there were 112 holders of record of the Company's stock. The Company estimates that as of March 27, 1998 there are approximately 1,361 beneficial owners of the company's stock. The Company's high and low common stock prices for the last six quarters since the Company's Initial Public Offering are:

           Fiscal 1998                         High    Low
           -------------------------------------------------
           1st  Quarter                       $8.125  $ 4.00
           2nd Quarter                        $ 5.00  $1.125
           3rd Quarter                        $2.875  $1.625
           4th  Quarter                       $ 2.00  $0.875

           Fiscal 1997                        High    Low
           -------------------------------------------------
           3rd Quarter (from September 27)    $10.50  $ 6.00
           4th  Quarter                       $ 7.63  $ 5.25

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

Item 6.   Selected Financial and Operating Data.

Reference is made to "Financial Highlights" on page 1 and "Selected Financial Data" on page 33 of the 1998 Annual Report (hereby incorporated by reference) for this information. This referenced section should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained herein.

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

In April 1997, the Company acquired YAR Communications, Inc. ("YAR") and in November 1997, the Company also acquired Kang & Lee Advertising, Inc. and K&L West Advertising, Inc. (jointly referred to as "Kang & Lee"). Both business combinations were accounted for using the purchase accounting method. In accordance with the purchase accounting method, YAR's and Kang & Lee's results have been included within the Company's results since their respective acquisition dates of April 1, 1997 and November 1, 1997.


OVERVIEW

The Company

The Leap Group, Inc. ("Leap" or "the Company") is a creatively-focused advertising holding company providing innovative consumer marketing, advertising and Internet related services and products to market-leading companies. The Company's marketing and communications services include comprehensive strategic brand marketing, award-winning creative, digital strategy and design and global strategy. Leap's mission is to offer clients diversified services in traditional advertising, new media and technology and global brand development.

Leap is a Delaware corporation that was incorporated in March 1996 to act as the parent company for The Leap Partnership, Inc. ("Leap Partnership"), an Illinois corporation established in September, 1993. The Leap Partnership is a new generation advertising agency designed to deliver intelligent brand strategies, high-end creative, innovative business building ideas and nimble, proactive service. The Leap Partnership includes among its clients Anheuser-Busch, Rockwell Semiconductor Systems, Daewoo Motor America, One-On-One Sports, Ameritech, Armour Golf, Leiner Health Products and The University of Notre Dame.

In December 1996, the Company formed a new wholly owned subsidiary is focused on Quantum Leap Communications, Inc. ("QLC"), a Delaware corporation. QLC was developing distribution systems and producing content that will help advertisers communicate more effectively with targeted consumers in non-traditional ways primarily using new media over the Internet. Quantum Leap Communications' client list includes American Airlines, MSNBC, R.R. Donnelley, FTD and Coolsville Records.

In April 1997, the Company acquired the assets and assumed certain liabilities of YAR. YAR employs more than 175 multicultural specialists under one roof allowing clients the ability to communicate brand messages with one voice across more than 80 languages and 100 countries. YAR is the largest U.S.-based, full-service advertising agency that targets Western and Eastern European and Middle Eastern consumers. YAR's clients include AT&T, L.L. Bean, EDS, CNN, General Electric and Johnson & Johnson.

In November 1997, the Company, through its wholly owned subsidiary One World Communications, Inc. ("OWC"), acquired certain property and equipment and the ongoing business of Kang & Lee. Kang & Lee is the largest U.S.-based full-service advertising agency specializing in marketing to Asian consumer target groups including Chinese, Korean, Japanese, Vietnamese, Filipino and Asian-Indian. Kang & Lee's clients include AT&T, Sears Roebuck and Co., Bank of America, Oxford Health Plans, Seagrams, Shiseido Cosmetics America, Ltd. and Hong Kong Bank.

The Company is headquartered in Chicago with offices in New York, Los Angeles and San Francisco. The Company's executive offices are located at 22 W. Hubbard Street, Chicago, Illinois, 60610. The Company's telephone number at that address is (312) 494-0300. The Company's Internet address is: http://www.leapgroup.com. Information contained on the Company's Internet site shall not be deemed part of this Report.

The Company's common stock is traded on the NASDAQ National Market under the symbol LEAP.

REVENUES

The Company generates its revenues from a variety of sources: fees and retainers for strategic marketing and creative services, which may include fees based upon the airing or publication of Company-created material on various media; production revenues for creative executions, including the communication of messages through a variety of new media; and fixed fees for specific project assignments.

Fees and retainers are established by the Company taking into consideration the Company's resources and skills which will be applied to generate relevant strategic solutions for the client's marketing and communication concerns, the value of Leap's strategic thinking and Leap's ability to produce memorable, entertaining and effective advertising. The Company structures its compensation arrangements with clients in several ways to provide for retainers or fees that integrate such an added-value approach, as well as fees based on a percentage of media charges or other fixed methodologies. However, certain assignments covered by fees and retainers have been based upon traditional methodologies which have included either an estimate of the amount and level of professional expertise provided by the Company and other committed resources needed to execute a particular client's engagement or have included an estimate of the client's advertising expenditures over certain periods.

The term of written agreements between the Company and its clients generally is a minimum of six months. However, written agreements typically are terminable by either the client or the Company on short notice, often 90 days, and in certain instances less. The Company at times performs services at the client's request prior to the execution of written agreements. Revenues, whether predominantly retainer- or project-based, can vary materially from period to period. The Company's strategy is to focus on providing expanding ranges and amounts of services to a relatively limited number of nationally recognized clients. The Company's results of operations will therefore, by design, be dependent upon the Company's ability to maintain its relationships with its key clients or to replace clients quickly should the Company or the client desire to reduce or terminate a relationship. There can be no assurance that period-to-period fluctuations in operating results will not occur.

The Company has developed proprietary software that the Company can license over extended periods of time. The Company is currently working on developing additional proprietary content and software that can potentially generate recurring licensing and other revenues. The Company has not yet generated significant revenues from this type of billing arrangement and no assurance can be given by the Company that significant revenue streams will be generated in the future.

The Company has experienced fluctuations in its revenues since inception, which are to a significant degree a function of establishing or terminating client relationships and to a lesser degree a reflection of its mix of fees and production revenues. In addition, revenues have fluctuated due to unanticipated changes in the spending levels of clients and uncontrollable or unforeseen delays by clients to execute assignments and strategies. Revenue mix has also been affected by the Company's recent acquisitions. The Company has a limited operating history upon which an evaluation of the Company and its prospects may be based, and the Company has not identified any particular quarterly or seasonal trends with respect to its historic revenues.

Revenues from fixed fee arrangements, typically in the form of monthly retainers, are recognized over the period in which services are rendered. Revenues from production services are recognized as the services are completed. Outside production costs are initially recorded as costs in excess of billings and are expensed as direct costs and related expenses at the completion of such services. Commissions earned from fees based upon third-party media placements are recognized as revenues when the Company-created materials appear on various media in accordance with industry practice. Salaries and other related general and administrative costs are expensed as incurred. Billings in excess of costs are typically payments received in advance of work to be performed. This deferred revenue will be recognized as income when services are provided.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of revenues, operating expenses and certain other items which are included in the Company's statements of operations for the fiscal years reflected below. Operating results for any period are not necessarily indicative of results for any future periods.


          Fiscal Year Ended January 31,           1998     1997    1996
     ------------------------------------------------------------------
     Revenues                                    100.0%   100.0%  100.0%
     Operating expenses:
          Direct costs and related expenses       37.4     55.0    44.1
          Salaries and related expenses           59.9     26.4    27.4
          General and administrative expenses     30.8     10.0    12.0
          Restructuring expenses                   2.5        -       -
     ------------------------------------------------------------------
          Total operating expenses               130.6     91.4    83.5
     ------------------------------------------------------------------
     Operating income/(loss)                     (30.6)     8.6    16.5
          Other income and (expenses), net         0.9      2.8    (2.0)
     ------------------------------------------------------------------
     Income/(loss) before income taxes           (29.7)    11.4    14.5
          Income tax (expense)/benefit            11.4     (3.3)   (6.0)
     ------------------------------------------------------------------
     Net income/(loss)                           (18.3%)    8.1%    8.5%
     ==================================================================

Fiscal Year Ended January 31, 1998 Compared to Fiscal Year Ended January 31,
1997

Revenues increased to $30.7 million for fiscal 1998 from $16.1 million for fiscal 1997, an increase of $14.6 million, or 90.7%. The increase is primarily due to the addition of YAR revenues of approximately $16.9 million during the ten months since the acquisition and the addition of Kang & Lee revenues of approximately $2.6 million during the three months since the acquisition. Revenues are offset by a $4.9 million decrease in revenues from The Leap Partnership during the year which was primarily due to the loss of two key clients, as described below under Dependence on Key Clients and Projects, and decreased spending levels by certain clients when compared to the prior year.

Direct costs and related expenses generally consist of production costs which include services such as filming, animation, editing, special effects, photography and illustrations, artwork, computer design and various related production services which are generally outsourced, along with contract labor, talent and other costs related to creative executions which may include traditional media as well as new technologies and multimedia. Direct costs and related expenses increased to $11.5 million for fiscal 1998 from $8.8 million for fiscal 1997, an increase of $2.6 million or 29.5%. The increase was primarily attributable to the addition of YAR direct expenses of approximately $4.7 million since the YAR acquisition and the addition of Kang & Lee's direct expenses of approximately $600,000 since the Kang & Lee acquisition. This was offset by a general decrease in production activities by The

Leap Partnership of approximately $2.7 million over the prior year. As a percentage of revenues, total direct costs and related expenses decreased to 37.4% for the fiscal year ended January 31, 1998, due to a change in the mix of services performed during the period, from 55% for the prior fiscal year ended January 31, 1997.

Salaries and related expenses consist primarily of salaries and wages for employees, related payroll tax expenses, group medical and dental insurance coverages and recruiting expenses. Salaries and related expenses increased to $18.4 million for fiscal 1998 from $4.3 million for fiscal 1997, an increase of $14.1 million, or 327.9%. The increase in expense reflects in part the addition of approximately 175 new employees from YAR which represents $8.1 million of salaries expense for the ten months since the acquisition and the addition of approximately 75 new employees from Kang & Lee which represents $1.0 million of salaries expense for the three months since the acquisition. The remaining increase of $5 million in salaries expense during the year was primarily related to the addition of new employees at The Leap Partnership and Quantum Leap Communications to service new clients and to strengthen the Company's creative and management team.

As further described in Note 7 to the Company's Financial Statements, the Company announced a restructuring plan for the L.A. office of The Leap Partnership. A restructuring charge of approximately $770,000 was recorded during fiscal 1998 primarily for employee termination and severance costs and other related expenses, including legal fees. Additionally, during the third and fourth quarters, the Company reduced salaries and wages throughout the Company by working to eliminate redundancies within the Company, by reducing executive compensation and by decreasing Leap Partnership's staff by approximately 40%. The Company estimates that the L.A. restructuring and the Company-wide cost containment efforts should result in a reduction of approximately $3.1 million in salaries and related expenses.

General and administrative expenses include space and facilities expenses, corporate expenses, depreciation and amortization, insurance, legal and accounting fees and management information system expenses. General and administrative expenses increased to $9.4 million for fiscal 1998 from $1.6 million for fiscal 1997, an increase of $7.8 million or 487.5%. The increase is primarily due to additional general and administrative expenses of $3.6 million incurred by The Leap Partnership and QLC to support the Company's growth activities through increased occupancy costs, depreciation, amortization and expenses related to the Company being a public entity for the full fiscal year. The balance of fiscal 1998's increase was attributable to the addition of YAR's general and administrative expenses of $3.7 million for ten months since its acquisition and the addition of Kang & Lee's general and administrative expenses of $506,000 for three months since its acquisition.

Interest income totaled $1,313,000 and $619,000 for fiscal 1998 and fiscal 1997, respectively. The interest income was offset by interest expense of $1,044,000 in fiscal 1998, and $163,000 in fiscal 1997, resulting in net interest income of $269,000 and $456,000 for the respective periods. As a result of the Company's initial public offering in late September 1996, the Company raised $35.7 million in cash, net of related costs. The proceeds were invested in short-term U.S. Treasury Notes and Bills, a certificate of deposit and a money market fund for the remaining four months of the 1997 fiscal year. The increase in interest income during fiscal 1998 was primarily the result of the offering proceeds earning interest income for a longer period. The increase in interest expense during fiscal 1998 was primarily due to the cost of borrowed funds related to the acquisition of YAR in April 1997. On September 30, 1997, the Company retired $23.3 million of notes payable to a bank related to the acquisition of YAR. Also, interest expense increased during the fourth quarter fiscal 1998, primarily as a result of financing the acquisition of Kang & Lee through a bank line of credit in the amount of $1.3 million in November 1997. Interest expense during the year resulted from financing related to real estate and other capital expenditures and daily working capital requirements.

Overall during fiscal 1998, the Company realized an operating loss of $9.4 million, as compared to operating income of $1.4 million during fiscal 1997. In summary, the primary reasons for the loss related to the loss of two key clients, the establishment of an office in Los Angeles, an overall increase in staffing levels to support anticipated new business, and other increases in the Company's infrastructure. In response to these issues, management has endeavored to secure new clients and new business from existing clients; has restructured the Los Angeles operation resulting in anticipated annual savings of approximately $3.5 million; has decreased its staffing levels to better match the current revenue base, resulting in anticipated annual savings of approximately $1.4 million; reduced executive compensation levels, resulting in anticipated annual savings of approximately $1.0 million; and made focused cost-cutting efforts in other aspects of the business.

Management plans to stay focused on cost controls and to maintain a philosophy of matching staffing levels to the existing revenue base. Management will continue to explore profitable business opportunities and other strategic alternatives. In management's opinion, the decisions made and actions executed will assist in returning the Company to profitability during fiscal 1999, although there can be no assurances that this will occur.

The combined effective federal and state income tax rates were 38.5% and 29.1% for fiscal 1998 and 1997, respectively. The higher effective tax in fiscal 1998 is due to higher local tax rates. During fiscal 1998 and fiscal 1997, taxes were offset by exclusion of tax-exempt interest income from state taxable income. In fiscal 1998, the amount of tax-exempt interest earned by the Company was approximately $988,000 for the year. Due to the net operating loss in fiscal 1998, the Company recognized $3.5 million in net operating loss tax benefits compared to the $536,000 income tax expense recorded in fiscal 1997. Since the Company's inception on September 20, 1993, through January 31, 1995, the Company had generated net operating losses of approximately $1.6 million which subsequently offset taxable income in fiscal years 1996 and 1997. As of January 31, 1997, the Company's balance of net operating losses was approximately $112,000.

As of January 31, 1998, the Company's balance of net operating losses is approximately $6.6 million for federal purposes and $8.7 million for state purposes, which can be utilized over 15 years. At January 31, 1998, no valuation reserve has been provided against deferred tax assets since, in management's opinion, it is more likely than not that those tax assets will be realized based on available tax operating loss carrybacks, expected reversals of taxable temporary differences, and estimates of future taxable income.

The Company's estimates of future taxable income are based on projections which include a number of assumptions related to revenues and expenses. These projections anticipate an overall return to profitability during fiscal 1999, based primarily on anticipated taxable income from YAR and Kang & Lee and the impact of significant cost reductions implemented at The Leap Partnership. The projections beyond fiscal 1999 assume increased revenues from new business, of which there can be no assurances that such new business will be generated. If the assumed revenue increases do not occur, management intends to make any additional cost-cutting efforts as deemed necessary to maintain overall Company-wide profitability. Management will continue to evaluate the realizability of the deferred tax asset and, if adverse changes occur in the Company's business, it is possible that a valuation reserve could be provided against some or all of the deferred tax asset in a future period. Such a reserve would result in a charge to the Company's income tax provision which could be material to the operating results of that period.

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

Direct costs and related expenses increased to $8.8 million for fiscal 1997 from $3.6 million for fiscal 1996, an increase of $5.2 million or 144.3%. This increase was attributable to increased production activities. Revenues specific to production activities, however, increased 91.6% as compared to the increase in total revenues of 96.0% during fiscal 1997. As a percentage of production revenues, direct costs and related expenses decreased by approximately 1.2%, as a result of increased efficiencies and improved margins.

Salaries and related expenses increased to $4.3 million for fiscal 1997 from $2.2 million for fiscal 1996, an increase of just over $2 million, or 89.2%. Salaries and related expenses, however, declined as a percentage of revenues from 27.4% to 26.4%. The increased expenses reflected the addition, in fiscal 1997, of 44 new employees.

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

Salaries and related expenses increased to $2.2 million for fiscal 1996 from $1.6 million for fiscal 1995, an increase of $600,000, but declined as a percentage of revenues from 34.2% to 27.4%. The increased expenses reflected the addition, in fiscal 1996, of 11 new employees.

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

LIQUIDITY & CAPITAL RESOURCES

Since its inception, the Company has primarily financed its operations and investments in property and equipment through cash generated from bank borrowings, proceeds from the Company's initial public offering, loans from a Company officer and equipment leases.

At January 31, 1998 the Company had $820,000 of working capital, inclusive of $7.2 million in cash and cash equivalents, compared to working capital of $34.7 million at January 31, 1997. Cash and cash equivalents decreased $25.1 million during fiscal 1998 and increased $32.3 million during fiscal 1997. The decrease in cash during fiscal 1998 was primarily attributable to: (1) $24.1 million for the acquisitions of YAR in April 1997 and Kang & Lee in November 1997; (2) $1.9 million in capital expenditures for property additions; (3) $2.2 million net cash used in operating activities as a result of the Company's net operating loss during the year; (4) $1.8 million loaned to strategic partner; and offset by a (5) $5.6 million increase in cash borrowed. During fiscal 1997, the increase in cash and cash equivalents is primarily due to the $34.4 million received in net proceeds from the Offering after repayment of substantially all of the Company's debt.

In February 1997, the Company obtained an additional line of credit from a bank to provide working capital financing and funds for other general corporate purposes of the Company. The line of credit is secured by the accounts receivable, equipment and general intangibles of the Company, and provides for borrowings up to a maximum principal amount of $8 million. The interest rate on the line is equal to LIBOR plus 2%. On January 30, 1998, the line of credit agreement was modified and the outstanding balance was converted into a fixed note due, along with any accrued interest, on June 30, 1998. The loan modification also requires that the Company pledge 100% of the stock in One World Communications and provide the bank with a junior mortgage on the office building that the Company owns. Additionally, the Company must maintain a minimum net worth (as defined) of $30.5 million at the end of each quarter commencing on January 31, 1998 through June 30, 1998. As of January 31, 1998, the outstanding balance on this line of credit was $4,173,000.

In May 1997, the Company borrowed $543,000 against a line of credit to finance the purchase of the Los Angeles office building. At January 31, 1998, $565,000 was outstanding including accrued interest. This amount was subsequently paid in full and the obligation was retired on March 18, 1998.

In November 1997, one of the Company's wholly owned subsidiaries obtained an additional line of credit from a bank to provide working capital financing and funds for other general corporate purposes of the subsidiary. The line of credit is secured by substantially all the assets of the subsidiary, and provides for borrowing up to a maximum principal amount of $5 million. The interest rate on the line is equal to the prime rate. At January 31, 1998, $1,475,000 was outstanding on this line of credit, of which $1.3 million was used for the acquisition of Kang & Lee.

On April 30, 1998, in connection with the YAR acquisition, the Company received $3 million in cash due to the release of the escrowed funds. The funds will reduce the purchase price of the acquisition and the amount of recorded goodwill.

The Company believes that the existing and future credit facilities, funds from capital markets, funds from operations, and the cash received in connection with the escrow release discussed above will be sufficient to meet the Company's cash requirements for at least the next twelve months. The Company's capital requirements will depend on numerous factors, including the rates at which the Company grows, expands its personnel and infrastructure to accommodate growth and invests in new technologies. The Company has various ongoing needs for capital, including working capital for operations, project development costs and capital expenditures to maintain and expand its operations. In addition, as part of its strategy, the Company evaluates potential acquisitions of, or alliances with, businesses that extend or complement the Company's business. The Company may in the future consummate acquisitions or alliances which may require the Company to make additional capital expenditures, and such expenditures may be significant. Future acquisitions and alliances may be funded with available cash from seller financing, institutional financing, issuance of common stock of the Company and/or additional equity or debt offerings. There can be no assurance that the Company will be able to raise any additional required capital on favorable terms, or at all.

SEASONALITY

Depending upon its client mix at any time, the Company could experience seasonality in its business. Such seasonality arises from the timing of product introductions and business cycles of the Company's clients and could be material to the Company's interim results. Such cycles vary from client to client, and the overall impact on the Company's results of operations cannot be reasonably predicted. In addition, the advertising industry as a whole exhibits seasonality. Typically, advertising expenditures are highest in the fourth calendar quarter and lowest in the first calendar quarter, particularly in January. Although the Company has too limited an operating history to exhibit any discernible seasonal trend, as the Company matures, Management believes that the business and results of operations could be affected by the overall seasonality of the industry.

DEPENDENCE ON KEY CLIENTS AND PROJECTS

An important part of the Company's strategy is to develop in-depth, long term relationships with a select group of clients in a variety of industries. Consistent with such a strategy, a large portion of the Company's revenues has been, and is expected to continue to be, concentrated among a relatively limited number of nationally recognized clients. For the year ended January 31, 1998, one client accounted for 36.3% of consolidated revenues. Three clients accounted for 25.1%, 23.4%, and 18.9%, respectively, of consolidated revenues during fiscal 1997, and one client accounted for 66.4% of consolidated revenues during fiscal 1996 (refer to Note 3 to the Company's Financial Statements).

Due to the nature of the advertising business, any of the Company's clients could at any time in the future, and for any reason, reduce its marketing budget, alter the timing of projects, engage another entity or take in-house all or part of the business performed by the Company. Even though the Company has taken steps to add new accounts, diversify its client base, negotiate a greater percentage of retainer and fixed fee arrangements with clients and develop new potential revenue streams from licensing of proprietary software and other content, these steps may not fully mitigate the impact that the loss of any significant account may have on the Company's operations.

In December 1995, the Company voluntarily resigned a client which accounted for 66.4% of the Company's revenues for the year ended January 31, 1996. In the second half of fiscal 1996, this client began to reduce its advertising expenditures on campaigns in which the Company was involved, which resulted in a significant decline in Leap's revenues during such period. The Company's management viewed an expansion of the client's advertising budget for such campaigns as unlikely and determined that Leap's resources could be better used pursuing other opportunities. The Company therefore resigned the account in December 1995 in order to pursue other assignments.

During fiscal 1997, the Company fully offset the loss of this client's revenues and grew by 96%. Excluding revenue attributable to this client, revenue from other existing clients and new business increased $13.3 million or 475% during fiscal 1997 as compared to fiscal 1996.

In March 1997, the Company received notice from a client that it was reassigning its account to another agency. The account had accounted for 3.1% and 25.1% of consolidated revenues for the years ending January 31, 1998 and 1997, respectively.

In October 1997, the Company received notice from a client that it was consolidating its advertising accounts and reassigning its account to another agency. This client accounted for 5.5% and 23.4% of consolidated revenues for the years ending January 31, 1998 and 1997, respectively.

Another client is currently undergoing marketing plan adjustments which could impact future operations of the Company. A major client of both YAR Communications and Kang & Lee, has recently made across the board reductions in its marketing programs for calendar 1998 to reduce costs, and it has indicated that such cost control pressures are likely to continue in the future. This client accounted for 36.3% of the Company's consolidated revenues for the year ending January 31, 1998.

Management believes that the loss of any key client and varying effects of seasonality, as described above, could have an impact on the Company's operations, particularly in the short term. The Company intends to mitigate such losses through new business development and other strategic initiatives. There can be, however, no assurances that the Company will be able to manage the acquisitions successfully or generate additional revenues in the near term, and any inability to do so may have a materially adverse effect on the Company's business, financial condition and operating results.

NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its Management are intended to identify such forward-looking statements. A number of important factors could cause the Company's actual results, performance or achievements for fiscal 1999 and beyond to differ materially from that expressed in such forward-looking statements. These factors are set forth in the Company's Registration Statement on Form S-1 (File No. 333-05051) under the heading "Risk Factors" and include, without limitation, material changes in economic conditions in the markets served by the Company's clients; competition in the Company's industry; uncertainties relating to the developing market for new media; changing technologies; seasonality; costs and uncertainties relating to establishing new offices and bringing them to profitability; costs and uncertainties relating to YAR Communications and Kang & Lee acquisitions and other acquisitions, including Leap's ability to successfully manage and integrate the acquired companies; and the Company's dependence on key clients and projects (as discussed above under "Dependence on Key Clients and Projects") and key personnel.

Item 8. Financial Statements and Supplementary Data.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Report of Arthur Andersen LLP, Independent Public Accountants            17

     Consolidated Balance Sheets as of January 31, 1998 and 1997              18

     Consolidated Statements of Operations for the Fiscal Years Ended
     January 31, 1998, 1997, and 1996                                         20

     Consolidated Statements of Stockholders' Equity for the Fiscal Years
     Ended January 31, 1998, 1997, and 1996                                   21

     Consolidated Statements of Cash Flows for the Fiscal Years Ended
     January 31, 1998, 1997 and 1996                                          22

     Notes to Consolidated Financial Statements                               23

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of The Leap Group, Inc.:

We have audited the accompanying consolidated balance sheets of The Leap Group, Inc. (a Delaware corporation) and subsidiaries as of January 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Leap Group, Inc. and subsidiaries as of January 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP


Chicago, Illinois
March 5, 1998
(except with respect to the
second paragraph of Note 15,
as to which the date is
April 30, 1998.)

The Leap Group, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                                January 31,
                                                              --------------
ASSETS                                                     1998           1997
                                                        -----------    -----------
CURRENT ASSETS
   Cash and cash equivalents                            $ 7,214,261    $32,312,749
   Accounts receivable (net of allowance of $859,611
      and $30,000, respectively)                          6,348,071      4,793,937
   Costs in excess of billings (net of allowance of
      $85,374 and $40,000, respectively)                    951,214        218,721
   Prepaid expenses                                         249,203        215,174
   Refundable income taxes                                  320,000              -
   Deferred income tax asset                                530,000              -
                                                        -----------    -----------
       Total current assets                              15,612,749     37,540,581

PROPERTY AND EQUIPMENT
   Land                                                     158,921        158,921
   Building and building improvements                       504,472        471,291
   Leasehold improvements                                 1,255,062         20,609
   Computer equipment                                     3,606,318        804,534
   Furniture and equipment                                1,197,926        259,074
                                                        -----------    -----------
                                                          6,722,699      1,714,429
   Less accumulated depreciation                         (1,528,867)      (525,068)
                                                        -----------    -----------
       Net property and equipment                         5,193,832      1,189,361

OTHER ASSETS
   Building held for sale                                 2,321,689              -
   Intangible assets                                     17,596,464              -
   Deferred income tax asset                              2,430,061         64,622
   Other assets                                           2,899,426      1,065,048
                                                        -----------    -----------
       Total other assets                                25,247,640      1,129,670

TOTAL ASSETS                                            $46,054,221    $39,859,612
                                                        ===========    ===========

The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                                                                        January 31,
                                                                      ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY                               1998           1997
                                                                -----------    -----------
CURRENT LIABILITIES
   Accounts payable                                             $ 4,579,435    $ 1,834,331
   Accrued expenses                                               1,207,237        809,939
   Accrued restructuring costs                                      630,000              -
   Billings in excess of costs                                      394,760        214,264
   Notes payable                                                  7,613,478              -
   Current portion of capital lease obligations                     368,006         52,066
                                                                -----------    -----------
      Total current liabilities                                  14,792,916      2,910,600

LONG-TERM LIABILITIES
   Deferred income tax liability                                          -        294,326
   Capital lease obligations                                        420,591         71,999
                                                                -----------    -----------
      Total long-term liabilities                                   420,591        366,325

TOTAL LIABILITIES                                               $15,213,507    $ 3,276,925
                                                                -----------    -----------

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value; 20,000,000 shares
      authorized, no shares issued or outstanding                         -              -
   Common Stock, $.01 par value; 100,000,000 shares
      authorized, 13,636,866 and 13,600,000 shares
      issued and outstanding as of January 31, 1998
      and 1997, respectively                                        136,369        136,000
   Additional paid in capital                                    35,600,964     35,581,344
   Retained earnings (accumulated deficit)                       (4,745,489)       865,343
   Less cost of common stock held in treasury (50,000 shares
      of January 31, 1998)                                         (151,130)             -
                                                                -----------    -----------
      Total stockholders' equity                                 30,840,714     36,582,687

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $46,054,221    $39,859,612
                                                                ===========    ===========

The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

The Leap Group, Inc. and Subsidiaries
Consolidated Statements of Operations

                                                FISCAL YEAR ENDED JANUARY 31,
                                          ----------------------------------------
                                             1998           1997           1996
                                          -----------    -----------    ----------
Revenues                                  $30,660,039    $16,087,986    $8,209,622

Operating expenses:
   Direct costs and related expenses       11,451,736      8,847,323     3,622,016
   Salaries and related expenses           18,390,286      4,252,019     2,246,963
   General and administrative expenses      9,440,915      1,602,644       984,966
   Restructuring expenses                     767,323              -             -
                                          -----------    -----------    ----------
      Total operating expenses             40,050,260     14,701,986     6,853,945

Operating income/(loss)                    (9,390,221)     1,386,000     1,355,677
   Other income and (expense), net            269,024        456,293      (161,194)
                                          -----------    -----------    ----------
Income/(loss) before income taxes          (9,121,197)     1,842,293     1,194,483
   Income tax (expense)/benefit             3,510,365       (536,362)     (494,023)
                                          -----------    -----------    ----------
Net income/(loss)                         $(5,610,832)   $ 1,305,931    $  700,460
                                          ===========    ===========    ==========
Net income/(loss) per share
   Basic                                  $     (0.41)   $      0.12    $     0.07
   Diluted                                $     (0.41)   $      0.12    $     0.07

The accompanying notes to the consolidated financial statements are an integral part of these statements.

The Leap Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

                                            Common Stock         Additional   Retained Earnings/                     Total
                                       ---------------------       Paid In       Accumulated        Treasury      Shareholders'
                                        Shares       Amounts       Capital         Deficit)          Shares      (Deficit)/Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance as of January 31, 1995         9,600,000     $ 96,000       ($95,000)     ($1,141,048)              -      ($1,140,048)

   Net income                                  -            -              -             700,460               -          700,460
--------------------------------------------------------------------------------------------------------------------------------
Balance as of January 31, 1996         9,600,000       96,000        (95,000)        (440,588)              -         (439,588)

   Issuance of additional shares
   for the initial public offering     4,000,000       40,000     35,676,344                -               -       35,716,344

   Net income                                  -            -              -           1,305,931               -        1,305,931
--------------------------------------------------------------------------------------------------------------------------------
Balance as of January 31, 1997        13,600,000      136,000     35,581,344          865,343               -       36,582,687
   Direct offering expenses                    -            -        (45,545)               -               -          (45,545)
   Issuance of additional shares for:
      Stock option exercises              14,667          147         43,854                -               -           44,001
      Stock purchase plan purchase        22,199          222         21,311                -               -           21,533

   Repurchase of shares                        -            -              -                -        (151,130)        (151,130)

   Net loss                                    -            -              -       (5,610,832)              -       (5,610,832)
--------------------------------------------------------------------------------------------------------------------------------
Balance as of January 31, 1998        13,636,866     $136,369    $35,600,964       (4,745,489)      ($151,130)    $ 30,840,714

The accompanying notes to the consolidated financial statements are an integral part of these statements.

The Leap Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                     FISCAL YEAR ENDED JANUARY 31,
                                                              ------------------------------------------
                                                                   1998           1997          1996
                                                              -------------  -------------  ------------
Cash Flows from Operating Activities:
Net income/(loss)                                             ($ 5,610,832)   $ 1,305,931   $   700,460
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                                  2,173,733        322,531       169,598
  Deferred income taxes                                         (3,189,765)       229,704       477,793
  Changes in operating assets and liabilities:
     Accounts receivable                                         1,895,750     (4,431,549)      286,369
     Costs in excess of billings                                   181,158        400,939       (28,397)
     Prepaid expenses                                              (40,367)      (172,973)      (23,916)
     Refundable income taxes                                      (320,000)             -             -
     Other assets                                                   93,092       (208,775)      (27,795)
     Accounts payable                                            2,592,916        936,198    (1,102,426)
     Accrued expenses                                             (502,702)       578,987       (34,958)
     Accrued restructuring expenses                                630,000              -             -
     Billings in excess of costs                                  (129,504)       214,264             -
     Income tax payable                                                  -              -       (16,230)
--------------------------------------------------------------------------    -----------   -----------
           Net Cash (Used in)/Provided by Operating
             Activities                                         (2,226,521)      (824,743)      400,498

Cash Flows from Investing Activities:
  Acquisitions, net of cash                                    (24,057,470)             -             -
  Capital expenditures                                          (1,891,636)      (488,566)     (241,947)
  Capitalized software development costs                          (531,569)      (825,000)            -
  Issuance of notes receivable                                  (1,819,770)             -             -
--------------------------------------------------------------------------    -----------   -----------
           Net Cash Used in Investing Activities               (28,300,445)    (1,313,566)     (241,947)

Cash Flows from Financing Activities:
  Net proceeds from issuance of common stock                        19,989     35,716,344             -
  Payments for treasury stock                                     (151,130)             -             -
  Net borrowings/(repayments) on:
     Line of credit                                                      -       (218,356)     (722,517)
     Notes payable                                               5,648,000       (241,022)      241,022
     Mortgage payable                                                    -       (418,214)      (35,790)
     Note payable to officer                                             -       (400,000)      400,000
     Capital lease obligations                                     (88,381)       (35,675)            -
--------------------------------------------------------------------------    -----------   -----------
           Net Cash Provided by/(Used in) Financing
             Activities                                          5,428,478     34,403,077      (117,285)

Net Increase/(Decrease) in cash and cash equivalents           (25,098,488)    32,264,768        41,266
Cash and cash equivalents, at beginning of period               32,312,749         47,981         6,715
--------------------------------------------------------------------------    -----------   -----------
Cash and cash equivalents, at end of period                    $ 7,214,261    $32,312,749   $    47,981

Supplementary disclosure of cash paid during the period:
  Interest paid                                                $   999,316    $   163,109   $   166,898
  Income taxes paid                                            $    15,063    $   400,056             -
Supplementary disclosure of noncash investing and
  financing activities:
  Property purchased and financed with notes payable           $ 1,965,478              -             -
  Equipment purchased under capital lease obligations                    -    $    74,035   $    85,704

The accompanying notes to the consolidated financial statements are an integral part of these statements.

The Leap Group, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements


NOTE 1 - DESCRIPTION OF BUSINESS

The Leap Group, Inc. ("the Company") is a creatively-focused advertising holding company providing innovative consumer marketing, advertising and Internet related services and products to market-leading companies.

The Leap Group, Inc. is a Delaware corporation which was incorporated in March 1996 to act as the parent company for The Leap Partnership, Inc. ("Leap Partnership"), an Illinois corporation established in September 1993.

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

In April 1997, the Company acquired the assets and assumed certain liabilities of YAR Communications, Inc. ("YAR"). YAR employs more than 175 multicultural specialists under one roof allowing clients the ability to communicate brand messages with one voice across more than 80 languages in 100 countries. YAR provides culturally relevant marketing and advertising for global clients and for all major U.S. ethnic and global markets.

In November 1997, the Company created a wholly owned subsidiary, One World Communications, Inc. ("OWC"). This new subsidiary in turn acquired certain property and equipment and the ongoing business of Kang & Lee Advertising, Inc. and K&L West Advertising, Inc. (jointly referred to as "Kang & Lee"). Kang & Lee is a U.S. based, full-service advertising agency specializing in marketing to Asian consumer target groups including the Chinese, Korean, Japanese, Filipino and Asian-Indian nationalities and cultures.

In launching OWC, the Company brings YAR and Kang & Lee, the two leading agencies specializing in multicultural marketing and advertising, together.

NOTE 2 - MANAGEMENT'S PLANS

During fiscal 1998, the Company experienced an operating loss of approximately $9.4 million, as compared to operating income of $1.4 million during fiscal 1997. The loss is attributable to a number of matters:

  1) The loss of two clients which had accounted for $2.7 million in fee revenue and $5.1 million in production revenue during fiscal 1997. During fiscal 1998, these two clients accounted for $1.4 million in fee revenue and $1.1 million in production revenue.

  2) The establishment of an office in Los Angeles in anticipation of new business opportunities. This office incurred an operating loss of $4.3 million during fiscal 1998 and was restructured as discussed in Note 7.

  3) Continued investment in new media business development, resulting in an operating loss for Quantum Leap of $2.1 million for fiscal 1998.

  4) An overall increase in staffing levels and infrastructure in order to support anticipated new business.

In response to the loss incurred during fiscal 1998, management's plans include the following:

  1) Continued pursuit of profitable new client relationships and additional business from existing clients.

  2) The restructured Los Angeles office is expected to realize savings of at least $3.5 million during fiscal 1999, absent any revenues generated by the office, which would serve to further improve overall operating results.

  3) With an increased revenue base and certain infrastructure reductions, the Company has seen Quantum Leap become a break-even business unit by the fourth quarter of fiscal 1998. Management will continue to identify new revenue opportunities while maintaining its expense structure.

  4) As a general response to the lost clients and significant operating losses in the fall of fiscal 1998, management reduced its expense structure. This resulted in anticipated annual savings of approximately $1.4 million in salary and related expenses. Further, certain executives voluntarily agreed to reduce their salaries, resulting in anticipated savings of approximately $1.0 million during fiscal 1999.

  5) Management will focus on maintaining the profitability of each operating unit and will continue to examine the cost structure to enhance operating efficiencies.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying Consolidated Financial Statements present all the entities which now comprise the Company as if they were combined at their inception or at the time of acquisition pursuant to the purchase method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

   --Cash and cash equivalents, trade receivables and trade payables: the carrying amounts approximate fair value because of the short maturity of these items.

   --Notes payable to banks and mortgage payable: due to the floating interest rate on these obligations, the carrying amounts approximate fair value.

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

                    Building and building improvements               39 years
                    Computer equipment                            3 - 7 years
                    Furniture and equipment                       5 - 7 years

Leasehold improvements are amortized over the lesser of their useful lives or the remaining term of the related lease.

Building Held for Sale

During the year, the Company purchased a building to house its Los Angeles operation. As a result of the restructuring discussed in Note 7, the building is not currently fully utilized. As such, the Company intends to sell the building. It is classified as "Building Held for Sale" on the accompanying Balance Sheet.

Purchased Software Costs

Software that is purchased for use by the Company and has an expected life greater than one year is capitalized and classified within Other Assets. The Company has adopted a policy to depreciate these costs over a two-year period using the straight-line method.

Research and Development Costs

Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be licensed, sold, leased or otherwise marketed are capitalized once technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based upon anticipated future revenues and changes in hardware and software technologies. Costs that are capitalized include contracted outside labor, direct labor and related overhead.

Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis using the straight-line method over periods not exceeding three years. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately.

Revenue Recognition

Retainers from fixed fee arrangements, typically in the form of monthly retainers, are recognized over the period in which services are rendered. Revenues from production services are recognized as the services are completed. Outside production costs are initially recorded as costs in excess of billings and are expensed as direct costs and related expenses at completion of such services. Commissions earned from fees based upon third-party media placements are recognized as revenues when the Company-created materials appear on various media in accordance with industry practice. Salaries and other related general and administrative costs are expensed as incurred. Billings in excess of costs are typically payments received in advance of work to be performed. This deferred revenue will be recognized as income when services are provided.

Concentration of Credit and Other Risk

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

For the year ended January 31, 1998, one client accounted for 36.3% of consolidated revenues. Three clients accounted for 25.1%, 23.4% and 18.9%, respectively, of consolidated revenues during fiscal 1997 and one client accounted for 66.4% of consolidated revenues during fiscal 1996.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future effects of all deductible temporary differences, loss carryforwards, and tax credit carryforwards. If deemed necessary, deferred tax assets are reduced by a valuation allowance for the amount of any tax benefits which are not expected to be realized.

Per Share Data

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 changed the methodology of calculating earnings per share and requires the disclosure of basic earnings per share and diluted earnings per share. The calculation of basic earnings per share excludes dilutive common stock equivalents and convertible securities (such as stock options, warrants and convertible preferred stock) which are included in the diluted earnings per share calculation under the treasury method. The Company adopted SFAS No. 128 in fiscal 1998 and has retroactively restated all periods presented. The weighted average number of common shares used in determining basic and diluted income (loss) per share attributable to common stockholders for the years ended January 31, 1998, 1997 and 1996 is as follows (in thousands):


      For the years ended January 31,           1998    1997   1996
--------------------------------------------------------------------
          Common shares outstanding (basic)    13,615  10,933  9,600
          Common stock equivalents                 --     193     --
                                               ------  ------  -----
          Diluted                              13,615  11,126  9,600

Management's Use of Estimates

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

Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

Reclassifications

Certain amounts as previously reported have been reclassified to conform to current year classifications.

NOTE 4 - ACQUISITIONS

In April 1997, the Company acquired the assets and assumed certain liabilities of YAR. The acquisition was accounted for as a purchase and the results of YAR's operations since April 1, 1997, are included in the Company's Statement of Operations for fiscal year 1998.

The total purchase price was approximately $23.4 million, including approximately $275,000 of acquisition-related costs. Additionally, the purchase agreement provides for contingent consideration which is payable if YAR meets certain net income and revenue thresholds during calendar years 1997, 1998 and 1999. Specifically, contingent consideration equal to 50% of the excess of annual net income targets is payable if and only if YAR also achieves annual revenue targets, as defined. These thresholds are as follows:


                            Annual Net           Annual Net
          Year            Income Target        Revenue Target
          ---------------------------------------------------
          1997            $   3,937,500        $   22,500,000
          1998            $   4,725,000        $   27,000,000
          1999            $   5,670,000        $   32,400,000

There was no contingent consideration earned for calendar 1997.

The purchase price was allocated to the net assets acquired, as follows:


          Fair value of tangible net assets              $ 6,230,000
          Goodwill                                       $17,212,000
                                                         -----------
                                                         $23,442,000

The goodwill is being amortized on a straight-line basis over twenty years. The purchase price allocation is still considered preliminary and will be finalized during fiscal 1999. Upon final determination of the purchase price allocation, any subsequent adjustments will affect goodwill. (See Note 15)

In November 1997, the Company acquired certain property and equipment and the ongoing business of Kang & Lee. The acquisition was accounted for as a purchase and the results of Kang & Lee's operations since November 1, 1997 are included in the Company's Statement of Operations for fiscal 1998.

The purchase price was approximately $1.4 million, including approximately $80,000 of acquisition-related costs. Additionally, the purchase agreement provides for contingent considerations equal to 40% of Kang & Lee's pre-tax income for each of the next three years, as defined.

The purchase price was allocated to the net assets acquired, as follows:


          Fair value of tangible net assets            $  315,000
          Goodwill                                     $1,074,000
                                                       ----------
                                                       $1,389,000

The goodwill is being amortized on a straight-line basis over twenty years.

The following unaudited pro forma results of operations data gives effect to the acquisitions of YAR and Kang & Lee as if they had occurred on February 1, 1996:

                                                             Fiscal year
                                                   -----------------------------
                                                        1998             1997
                                                   -----------------------------
          Revenues                                 $ 45,902,442      $47,290,932
          Net Income/(Loss)                        $ (1,994,905)     $ 3,037,952
          Net Income/(Loss) per share -- Basic     $       (.15)     $       .28
          Net Income/(Loss) per share -- Diluted   $       (.15)     $       .27

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the YAR and Kang & Lee acquisitions been consummated as of February 1, 1996, nor are they necessarily indicative of future operating results.

NOTE 5 - OTHER ASSETS

As of January 31, 1998 and 1997, Other Assets includes approximately $1,315,000 and $825,000, respectively, of capitalized software development costs. These costs are being amortized over a three-year period commencing when the product was available for general release. Amortization expense related to capitalized software development costs totaled $370,000 and $22,000 for fiscal years 1998 and 1997, respectively.

As of January 31, 1998 and 1997, Other Assets also includes approximately $255,000 and $214,000, respectively, of purchased software costs. It is the Company's policy to amortize purchased software costs over a two-year period. Amortization expense related to the purchased software was approximately $80,000 and $58,000 for fiscal years 1998 and 1997, respectively.

In February 1997, the Company loaned $1 million to Vivid Publishing, Inc. ("VPI"), an Internet production house in exchange for a note receivable. The note is convertible into 10% of the common stock of VPI and is secured by a pledge of VPI's common stock. Under the note, the Company may at its option loan up to an additional $1.0 million on substantially the same terms. In March 1997, the Company exercised this option and has loaned an additional $714,000 to VPI. The loans to VPI bear interest at the prime rate plus 2% per annum, with interest paid semiannually. The $1.7 million note receivable and $105,770 of accrued interest on the loans is included in Other Assets and $164,065 of Interest Income has been recognized through January 31, 1998.

In connection with the acquisition of YAR in April 1997 and Kang & Lee in November 1997, the Company recorded goodwill of approximately $17,212,000 and $1,074,000 respectively. The Company is amortizing these costs over twenty years commencing on the respective acquisition dates. Goodwill amortization related to YAR and Kang & Lee totaled approximately $690,000 for fiscal year 1998.

NOTE 6 - NOTES PAYABLE

On March 9, 1994, the Company secured a loan for $480,000 to purchase the building in which the Company's current principal offices are located. The three-year balloon note bore interest at the rate of 8.5%, payable in monthly principal and interest installments of $5,995 through March 9, 1997, and was collateralized by a mortgage on the Company's offices. This loan was refinanced on May 30, 1996. The new loan, which was in the amount of $596,000, bore an interest rate of prime plus 1%, and was payable in monthly principal and interest installments of $7,794 through May 2001, with a balloon payment of approximately $360,000 due in June 2001. The loan was also secured by a mortgage on the building in which the Company's current principal offices are located. In October 1996, this loan was repaid with proceeds from the Offering.

On October 4, 1995, the Company obtained an additional line of credit for up to $500,000 to purchase computer and office equipment. The note was secured by all the computer equipment of the Company and was guaranteed by certain stockholders of the Company. In October 1996, the debt was retired with proceeds from the Offering.

On October 4, 1995, the Company obtained a line of credit with a bank for up to $1,500,000 with interest at 9.5% per annum. On July 5, 1996, the agreement expired and was subsequently extended through October 31, 1996. The line was collateralized by substantially all of the Company's general business assets and by the guarantees of certain stockholders of the Company. In October 1996, the outstanding balance on this line of credit was repaid with proceeds from the Offering.

In October 1996, the Company obtained a new line of credit from a bank secured by collateral cash balances, money market and other cash equivalent instruments of the Company. The line provides for borrowings up to the lesser of

(i) $24 million or (ii) 90 to 95% of the Company's available cash and cash equivalent balances, to fund working capital requirements and for other general corporate purposes of the Company. The interest rate on the loan was at LIBOR plus 0.5%. In April 1997 and July 1997, the Company borrowed an aggregate of $22.7 million to fund the acquisition of YAR. On September 30, 1997, the entire balance and accrued interest was repaid with the proceeds from maturing U.S. Treasury Securities and this line of credit was retired.

In February 1997, the Company obtained a new line of credit from a bank to provide working capital financing and funds for other general corporate purposes of the Company. The line of credit is secured by certain assets of the Company, including accounts receivable, equipment and general intangibles, and provides for borrowings up to a maximum principal amount of $8 million. The interest on the line is equal to LIBOR plus 2%. On January 30, 1998, the line of credit agreement was modified and the outstanding balance was converted into a fixed note due on June 30, 1998. The loan modification also requires that the Company pledge 100% of the stock in One World Communications and provide the bank with a junior mortgage on the office building that the Company owns. Additionally, the Company must maintain a minimum net worth (as defined) of $30.5 million at the end of each quarter commencing on January 31, 1998 through June 30, 1998. As of January 31, 1998, the outstanding balance on this line of credit was $4,173,000.

In May 1997, the Company purchased a commercial office building for $2 million to provide facilities for its Los Angeles office. A term note for $1.4 million was financed by the seller over a one-year term at 9% and is collateralized by the L.A. office building. The agreement also contains an option to extend the note for one additional year and management intends to exercise this extension. In May 1997, the Company also obtained a new line of credit from a bank to fund the purchase of the new office building. The line originally provided for borrowings of $543,000 and bore interest at 6.5%, and was secured by cash funds of the Company held by the bank. On November 12, 1997, the agreement expired, was subsequently extended for an additional month and was increased to $562,000, bearing interest at 6.19%. In December 1997, the agreement was again extended to March 18, 1998, and increased to $565,000 with interest at 6.4%. At January 31, 1998, $565,000 was outstanding on this line of credit. On March 18, 1998, this outstanding balance was repaid with the proceeds from maturing U.S. Treasury Securities and this obligation was retired.

On July 9, 1997, the Company borrowed $2.7 million from a bank in connection with the acquisition of YAR. On September 30, 1997, the balance was repaid with the proceeds from maturing U.S. Treasury Securities and this obligation was retired.

In November 1997, one of the Company's wholly-owned subsidiaries obtained a new line of credit from a bank to provide working capital financing and funds for other general corporate purposes. The line of credit is secured by substantially by all the assets of the subsidiary, including accounts receivable, equipment and general intangibles, and provides for borrowings up to a maximum principal amount of $5 million. The interest rate on the line is equal to the prime rate. At January 31, 1998, $1,475,000 was outstanding on this line of credit, of which $1.3 million was used for the acquisition of Kang & Lee.

NOTE 7 - RESTRUCTURING PLAN

During the third quarter ended October 31, 1997, the Company implemented a plan to restructure the operations at the Los Angeles office of the Company's wholly-owned subsidiary, The Leap Partnership, Inc. due to continued losses at the office. The cost of the plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)".

A pretax charge of approximately $767,323 was recorded during the fiscal year representing employee termination, severance costs and other related costs that are anticipated to be incurred as a direct result of the plan. As of January 31, 1998, approximately $137,000 had been paid and all remaining costs are expected to be paid out within a year of the plan's inception.

NOTE 8 - CAPITAL STOCK

Incorporation

On September 20, 1993, The Leap Partnership, Inc. was incorporated in Illinois. Subsequently, on March 11, 1996, the Company was formed and became the parent to the wholly owned subsidiaries, Leap Partnership, Lilypad, and Tadpole. In connection with the formation of the Company, each of the four founding stockholders of Leap Partnership exchanged their 25 shares of Leap Partnership common stock for 2,400,000 shares of the Company's common stock. Common stock and per share amounts have been retroactively restated in the accompanying financial statements to reflect the effect of the reorganization. The combined entities have been under common control since inception and have been included in the consolidated financial statements at historical cost since their respective dates of inception in a manner similar to a pooling of interests.

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

Stock Repurchase Program

On June 2, 1997, the Company's Board of Directors approved a Stock Repurchase Program by which the Company may repurchase up to 1,000,000 shares of the Company's outstanding common stock from time to time. The total cost of the program cannot exceed $3,000,000. Company stock may be repurchased on the open market or in negotiated transactions, depending upon the stock price, market conditions and other factors. The repurchased shares will be held as treasury shares and will be available for general corporate purposes. As of January 31, 1998, the Company has purchased 50,000 shares at an aggregate cost of $151,130. As of January 31, 1998, the Company has remaining authorization under the Stock Repurchase Program to acquire up to an additional 950,000 shares at a cost not to exceed $2,848,870.

NOTE 9 - STOCK COMPENSATION PLANS

1996 Stock Option Plan

On January 3, 1996, the Board of Directors and Stockholders of The Leap Partnership, Inc. adopted the 1996 Stock Option Plan (the "1996 Stock Option Plan"), which was subsequently amended and restated on March 12, 1996, by the Board of Directors and Stockholders of the Company, whereby certain eligible employees may be granted options. The 1996 Stock Option Plan allows issuance of incentive stock options and nonqualified options. The 1996 Stock Option Plan is administered by the Stock Option Committee of the Board of Directors. The exercise price of incentive stock options shall not be less than the stock's intrinsic fair market value on the date of grant. No more shares were available for grant under this plan as of January 31, 1997. However, due to current year cancellations, 7,333 are available for grant as of January 31, 1998.

Employee Incentive Compensation Plan

Effective May 29, 1996, the Company adopted the Employee Incentive Compensation Plan (the "Incentive Plan"), which permits grants of incentive stock options, nonqualified stock options, stock appreciation rights, performance shares, restricted stock, deferred stock and other stock-based awards. The Incentive Plan authorizes the issuance of up to 2,000,000 shares of Common Stock in connection with such awards. During fiscal 1998, because of the recent acquisitions of the Company, 1,500,000 of additional shares were authorized by shareholders for grant and were reserved under this plan, so that a total of 3,500,000 shares are reserved under this plan. Directors, officers, employees and consultants of the Company are eligible to receive grants under the Incentive Plan. At January 31, 1998, 1,787,000 shares were available for grant under this plan.

Employee Stock Purchase Plan

Effective May 29, 1996, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Stock Purchase Plan"), which provides for the issuance of a maximum of 500,000 shares of Common Stock. Under Section 423 of the Internal Revenue Code (the "Code"), eligible employees can have earnings withheld to be used to purchase shares of the Common Stock on specified dates determined by the Board of Directors up to a maximum of $25,000 per year. The price of the Common Stock purchased under the Stock Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each offering period or the specified purchase date (in each case, averaged over the prior ten trading days). On December 31, 1997, participating employees purchased 22,199 shares of Company stock. At January 31, 1998, 477,801 shares were available for purchase under the plan.

Non-Employee Director's Stock Option Plan

On May 29, 1996, the Board of Directors adopted the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the issuance of up to 200,000 nonstatutory stock options to non-employee directors of the Company. On the effective date of the Offering, each of the three non-employee directors were granted immediately exercisable options to purchase 20,000 shares of Common Stock at an exercise price equal to the Initial Public Offering price. Each person who becomes a non-employee director of the Company after the date of the Offering will automatically be granted nonstatutory options to purchase 5,000 shares of Common Stock on the date of such directors' initial election or appointment to the Board of Directors and on each anniversary of the initial grant date. Such options shall become exercisable one year after the date of grant or earlier if so provided in the agreement granting the option to the non-employee director at an exercise price equal to the intrinsic fair market value of the Common Stock on the date of grant. All options granted under the Directors' Plan will have a five-year term. At January 31, 1998, 175,000 shares were available for grant under this plan.

Pro Forma Stock-Based Compensation Disclosures

Under various plans, the Company may grant stock options and other awards to key executives, directors, management and creative personnel. Transactions under the various stock option plans for the periods indicated were as follows:

                                                                Weighted Average
STOCK OPTIONS OUTSTANDING AT:                      Shares        Exercise Price
--------------------------------------------------------------------------------
     January 31, 1995                                 -
--------------------------------------------------------------------------------
          Granted                                  504,000             $3.00
          Exercised                                   -                  -
          Canceled                                    -                  -
--------------------------------------------------------------------------------
     January 31, 1996                              504,000             $3.00
--------------------------------------------------------------------------------
          Granted                                2,086,000             $7.40
          Exercised                                   -                  -
          Canceled                                    -                  -
--------------------------------------------------------------------------------
     January 31, 1997                            2,590,000             $5.96
--------------------------------------------------------------------------------
          Granted                                1,719,000             $3.57
          Exercised                                 14,667             $3.00
          Canceled                                 274,333             $7.00
--------------------------------------------------------------------------------
     January 31, 1998                            4,020,000             $5.26
--------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at January 31, 1998:

                                   OUTSTANDING OPTIONS                         EXERCISABLE OPTIONS
                    -------------------------------------------------      ---------------------------
                                  Weighted Average   Weighted Average                       Weighted
Exercise Price        Shares       Exercise Price     Remaining Term         Shares      Average Price
------------------------------------------------------------------------------------------------------
$1.92-$2.75           543,000          $1.96               4.72              177,667         $1.96
$3.00-$4.75         1,552,000          $3.83               8.39              752,000         $3.41
$7.00-$10.00        1,925,000          $7.34               8.11            1,580,167         $7.32
------------------------------------------------------------------------------------------------------
                    4,020,000          $5.26               7.76            2,509,834         $5.77

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

If the compensation expense for the Company's stock-based compensation plans had been determined based on the fair value at the grant date consistent with the requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, then the Company's pro forma net income (loss) and pro forma net income (loss) per share would have been as indicated below:

                                 FISCAL 1998     FISCAL 1997    FISCAL 1996
---------------------------------------------------------------------------
Net income (loss)
     As reported                 ($5,610,832)   $  1,305,931      $700,460
     Pro forma                   ($6,395,506)    ($4,511,769)     $450,995
---------------------------------------------------------------------------
Net income (loss) per share
     As reported                    ($0.41)         $0.12           $0.07
     Pro forma                      ($0.47)        ($0.41)          $0.05
---------------------------------------------------------------------------

The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                 FISCAL 1998     FISCAL 1997    FISCAL 1996
---------------------------------------------------------------------------
Risk-free interest rate          5.34%-5.55%         6.78%         6.78%
Expected life                     1-5 years       5-10 years      10 years
Expected volatility                  57%              75%           75%
Expected dividend yield               0%               0%            0%
----------------------------------------------------------------------------


NOTE 10 - EMPLOYEE RETIREMENT PLANS

Effective January 1, 1997, the Company adopted a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees contribute a percentage of their salaries to the plan, subject to the maximum IRS prescribed deferral percentage and dollar limitation. The terms of the plan call for discretionary profit sharing contributions by the Company as determined annually by the Board of Directors. There were no Company contributions made to the plan through January 31, 1998.

The Company has no other obligations for post-retirement benefits.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space, telephones, copiers and other equipment under operating leases and computer equipment under capital leases. Minimum future lease payments under these leases are as follows:

                                                               Operating      Capital
Fiscal Year ending January 31,                                   leases        leases        Totals
-----------------------------------------------------------------------------------------------------
     1999                                                     $1,322,039     $ 428,877     $1,750,916
     2000                                                      1,236,336       389,230      1,625,566
     2001                                                      1,122,967        43,802      1,166,769
     2002                                                      1,132,782             -      1,132,782
     2003                                                        980,924             -        980,924
     Thereafter                                                1,958,100             -      1,958,100
-----------------------------------------------------------------------------------------------------
     Total future minimum lease payments                      $7,753,148     $ 861,909     $8,615,057
          Less amount representing interest                                    (73,312)
                                                                             ---------
     Obligations under capital leases                                        $ 788,597
          Less current portion of capital lease obligation                    (368,006)
                                                                             ---------
     Non-current portion of capital lease obligation                         $ 420,591
                                                                             =========


Litigation

In February 1998, Venture Direct Worldwide, Inc. filed a lawsuit in the Supreme Court of New York against an employee of Quantum Leap Communications, the Company and QLC. The complaint alleges that the employee's e-mail response to an e-mail communication from the plaintiff caused damage to the plaintiff. The Company has received from the plaintiff a settlement proposal that does not involve a monetary payment. The Company intends to vigorously defend the suit and believes that the employee's actions were outside the scope of employment. The complaint alleges six causes of action, each seeking ten million dollars plus punitive damages. Management does not believe that the claims have any merit or the ultimate outcome of this matter will have a material adverse impact on the Company's financial position or results of operations.

There are no other significant claims or lawsuits against the Company.

Employment Agreements

The Company has entered into employment agreements with seven key executives providing for annual salaries ranging from $200,000 to $300,000, which expire at various dates ranging from March 1999 through November 2000. Mr. Lutterbach's employment with the Company terminated in April 1998. Certain key executives have agreed to voluntarily reduce their annual salary for fiscal 1999 to $52,000.

NOTE 12 - OTHER INCOME AND EXPENSE

Included in Other Income and Expense for the years ended January 31, 1998, 1997 and 1996, is interest income of $1,313,365, $619,000 and $0, and interest expense of $1,044,341, $163,000 and $161,000, respectively.

NOTE 13 - INCOME TAXES

Income tax expense is calculated according to the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, which requires the liability method as described in Note 3.

The income tax provisions (benefits) charged to net income are summarized as follows:

                                  FISCAL YEAR ENDED JANUARY 31,
                                 --------------------------------
                                     1998        1997      1996
-----------------------------------------------------------------
Federal:
  Current                          ($290,000)  $292,229  $ 16,230
  Deferred                        (2,516,314)   188,475   406,125
-----------------------------------------------------------------
                                 ($2,806,314)   480,704  $422,355
State:
  Current                           ($30,000)  $ 14,429         -
  Deferred                          (674,051)    41,229    71,668
-----------------------------------------------------------------
                                   ($704,051)  $ 55,658  $ 71,668
-----------------------------------------------------------------
Total Tax Provision (Benefit)    ($3,510,365)  $536,362  $494,023

The statutory federal income tax rate is reconciled to the Company's effective income tax rate below:

                                                      FISCAL YEAR ENDED JANUARY 31,
                                                      -----------------------------
                                                       1998        1997       1996
-----------------------------------------------------------------------------------
Statutory rate                                        (34.0)%      34.0%      34.0%
State, net of Federal tax benefit                      (3.9)        4.8        4.9
Interest income, exempt from State income taxes        (0.8)       (2.2)         -
Change in valuation allowance                             -        (9.7)       1.3
Other                                                   0.2         2.2        1.2
-----------------------------------------------------------------------------------
Effective rate                                        (38.5)%      29.1%      41.4%

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

The components of the net current deferred income tax asset are as follows:

                                        FISCAL YEAR ENDED JANUARY 31,
                                       -------------------------------
                                           1998             1997
-----------------------------------------------------------------
Net operating loss carryforward         $      -         $  8,698
Alternative minimum tax credit                 -               -
Compensation accruals                       41,925         16,536
Bad debt reserves                          244,431         27,300
Accrued restructuring costs                240,386             -
Other reserves                               3,258         12,088
-----------------------------------------------------------------
Net current deferred income tax asset   $  530,000       $ 64,622

The components of the net long-term deferred income tax asset
(liability) are as follows:

                                        FISCAL YEAR ENDED JANUARY 31,
                                       -------------------------------
                                           1998             1997
-----------------------------------------------------------------
Net operating loss carryforward         $2,930,067       $ 34,792
Property and Equipment                     (12,217)        34,158
Capitalized software costs                (364,130)      (363,276)
Goodwill                                  (104,217)             -
Other                                      (19,442)             -
-----------------------------------------------------------------
Net long-term deferred income tax
asset/(liability)                       $2,430,061      ($294,326)

The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $6.6 million and $8.7 million, respectively. These carryforwards begin to expire in the fiscal year 2013.

At January 31, 1998, no valuation reserve has been provided against deferred tax assets since, in management's opinion, it is more likely than not that those tax assets will be realized based on available tax operating loss carrybacks, expected reversals of taxable temporary differences, and estimates of future taxable income.

The Company's estimates of future taxable income are based on projections which include a number of assumptions related to revenues and expenses. These projections anticipate an overall return to profitability during fiscal 1999, based primarily on anticipated taxable income from YAR and Kang & Lee and the impact of significant cost reductions implemented at The Leap Partnership. The projections beyond fiscal 1999 assume increased revenues from new business, of which there can be no assurances that such new business will be generated. If the assumed revenue increases do not occur, management intends to make any additional cost-cutting efforts as deemed necessary to maintain overall Company-wide profitability. Management will continue to evaluate the realizability of the deferred tax asset and, if adverse changes occur in the Company's business, it is possible that a valuation reserve could be provided against some or all of the deferred tax asset in a future period. Such a reserve would result in a charge to the Company's income tax provision which could be material to the operating results of that period.

NOTE 14 - LOSS OF SIGNIFICANT CLIENTS

In prior years, revenues from one major client represented approximately 66.4% of the Company's total revenues in fiscal 1996. In December 1995, the Company resigned the account of this client in order to pursue other assignments.

In March 1997, a client representing approximately 3.1%, 25.1% and 5.5% of revenues during the years ended January 31, 1998, 1997 and 1996, respectively, gave the Company a notice of termination effective June 10, 1997.

In October, 1997, a client representing 5.5%, 23.4% and 0.04% of revenues during the years ended January 31, 1998, 1997 and 1996, respectively, gave the Company notice of termination effective December 31, 1997.

NOTE 15 - SUBSEQUENT EVENTS

Line of Credit

On February 2, 1998, the Company received proceeds from a loan for $665,000 from a bank. The three-year balloon note bears interest at the rate of 9%, payable in monthly principal and interest installments of $5992 through December 2, 2001, with a balloon payment of approximately $184,000 in January 2002. The loan is secured by a mortgage on the building in which the Company's current principal offices are located and is personally guaranteed by an officer of the Company.

Acquisition

In connection with the YAR acquisition, a final determination on the acquisition escrow balance has been made. The Company received $3 million of cash on April 30, 1998, which will reduce the purchase price of the acquisition and the amount of recorded goodwill.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with independent auditors on accounting and financial disclosure.

PART III


Item 10. Directors and Executive Officers of the Registrant.

Reference is made to the 1998 Proxy Statement under the headings "Election of Directors" and "Executive Compensation and Certain Transactions--Other Executive Officers" (hereby incorporated by reference) for this information.


Item 11. Executive Compensation.

Reference is made to the 1998 Proxy Statement under the heading "Executive Compensation and Certain Transactions" (hereby incorporated by reference) for this information.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

Reference is made to the 1998 Proxy Statement under the headings "Security Ownership of Management and Certain Beneficial Owners" (hereby incorporated by reference) for this information.


Item 13. Certain Relationships and Related Transactions.

Reference is made to the 1998 Proxy Statement under the heading "Executive Compensation and Certain Transactions" (hereby incorporated by reference) for this information.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. Consolidated Financial Statements--

     The following Consolidated Financial Statements and related Notes and Report of Independent Public Accountants appearing in the 1998 Annual Report, are contained herein in Part II, Item 8.

     Report of Arthur Andersen LLP, Independent Public Accountants

     Consolidated Balance Sheets as of January 31, 1998 and 1997

     Consolidated Statements of Operations for the Fiscal Years Ended January 31, 1998, 1997 and 1996

     Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended January 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for the Fiscal Years Ended January 31, 1998, 1997 and 1996

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


3. Exhibits--

The following exhibits are filed with this Report or incorporated by reference as set forth below.

Exhibit Number    Exhibits
--------------    --------
          *3.1    Amended and Restated Certificate of Incorporation of the
                  Registrant.

          *3.2    Amended and Restated Bylaws of the Registrant.

          *4.1    Specimen Stock Certificate Representing Common Stock.

      ****10.1    Line of Credit Agreement, dated November 5, 1997, between
                  YAR Communications, Inc. and The Chase Manhattan Bank (a.k.a.
                  The Chemical Bank)

          10.2    Mortgage Agreement, dated January 27, 1998, between The Leap
                  Partnership, Inc. and Alliance Banking Company.

         *10.3 Revolving Credit Agreement, dated October 7, 1996, by and between the Company and the Union Bank of Switzerland for a line of credit up to $24,000,000, and related documentation.

       ***10.4 Revolving Credit Agreement, dated February 18, 1997, by and between the Company and Manufacturers Bank, for a line of credit up to $8,000,000, and related documentation.

         10.4a Second Loan Modification Agreement, dated January 30, 1998, between The Leap Group, Inc. and Manufacturer's Bank

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

         13.2     Selected Financial Data from the 1998 Annual Report.

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

****Previously filed with the SEC as an Exhibit to the Quarterly Report on Form
    10-Q filed for the Quarter Ended October 31, 1997 on December 15, 1997.

(b) Reports on Form 8-K

    Form 8-K dated November 11, 1997 and filed with the Commission on November 26, 1997, describing the acquisition of Kang & Lee Advertising, Inc. and K&L West Advertising, Inc.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE LEAP GROUP, INC.


                                      By:   /s/ FREDERICK A. SMITH
                                         --------------------------------
                                                Frederick A. Smith
                                                 Vice Chairman and
                                              Chief Executive Officer
                                          (principal executive, financial
                                              and accounting officer)

                                      Date:  May 1, 1998


Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 1st day of May, 1998:



/s/ FREDERICK A. SMITH                         /s/ JOHN G. KEANE
--------------------------------               --------------------------------
Frederick A. Smith                             John G. Keane
Chief Executive Officer                        Director


/s/ THOMAS R. SHARBAUGH                        /s/ CHARLES J. RUDER
--------------------------------               --------------------------------
Thomas R. Sharbaugh                            Charles J. Ruder
Director and President                         Director


/s/ GEORGE GIER
--------------------------------
George Gier
Director, Chief Marketing
and Information Officer
and Executive Vice President