Form 10-Q
period 1998-04-30
LEAP GROUP INC
filed 1998-06-18
CIK 1015665

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1998

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                           Outstanding Shares at
            Class                                              June 12, 1998
------------------------------                             ---------------------
Common Stock - $0.01 par value                                   13,598,866

                              The Leap Group, Inc.

                                   Form 10-Q
                              for the period ended
                                 April 30, 1998

                                     Index


  Part I.     FINANCIAL INFORMATION
     Item 1.  Financial Statements:

              Consolidated Balance Sheets --
                      April 30, 1998 (Unaudited)
                      and January 31, 1998                                    3

              Consolidated Statements of Operations --
                      Three Months Ended
                      April 30, 1998 and 1997 (Unaudited)                     5

              Consolidated Statements of Cash Flows --
                      Three Months Ended
                      April 30, 1998 and 1997 (Unaudited)                     6

              Notes to Consolidated Financial Statements                      7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  10


  Part II.    OTHER INFORMATION

     Item 1.  Legal Proceedings                                              14

     Item 6.  Exhibits and Reports on Form 8-K                               14



  SIGNATURES                                                                 14

Part I. Financial Information


Item 1. Financial Statements


                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                      April 30,       January 31,
                                                                                      ---------       -----------
                                                                                         1998            1998
                                                                                         ----            ----
                                                                                      (unaudited)
                                                  ASSETS
Current Assets
  Cash and cash equivalents.............................................              $ 9,444,516     $ 7,214,261
  Accounts receivable (net of allowance of
    $869,422 and $859,611, respectively)................................                5,478,817       6,348,071
  Costs in excess of billings (net of allowance of
    $10,374 and $85,374, respectively)..................................                1,648,167         951,214
  Note receivable (Note 6)..............................................                1,758,493       1,629,000
  Prepaid expenses......................................................                  242,635         249,203
  Refundable income taxes...............................................                  320,000         320,000
  Deferred income tax asset.............................................                  530,000         530,000
                                                                                      -----------     -----------
     Total current assets...............................................               19,422,628      17,241,749
                                                                                      -----------     -----------
Property and Equipment
  Land..................................................................                  158,921         158,921
  Building and building improvements....................................                  537,435         504,472
  Leasehold improvements................................................                1,065,605       1,255,062
  Computer equipment....................................................                3,592,139       3,606,318
  Furniture and equipment...............................................                1,204,374       1,197,926
                                                                                      -----------     -----------
                                                                                        6,558,471       6,722,699
  Less accumulated depreciation.........................................               (1,720,502)     (1,528,867)
                                                                                      -----------     -----------
     Net property and equipment.........................................                4,837,969       5,193,832
                                                                                      -----------     -----------

Other Assets
  Building held for sale................................................                2,321,689       2,321,689
  Intangible assets.....................................................               14,873,564      17,596,464
  Deferred income tax asset.............................................                2,412,915       2,430,061
  Other assets..........................................................                1,057,632       1,270,426
                                                                                      -----------     -----------
     Total other assets.................................................               20,665,800      23,618,640
                                                                                      -----------     -----------

Total Assets............................................................              $44,926,397     $46,054,221
                                                                                      ===========     ===========

                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                            April 30,       January 31,
                                                                                            ---------       -----------
                                                                                              1998             1998
                                                                                              ----             ----
                                                                                           (unaudited)
                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable  .....................................................                  $ 3,645,372      $ 4,579,435
  Accrued expenses  .....................................................                      694,190        1,207,237
  Accrued restructuring costs............................................                      175,310          630,000
  Billings in excess of costs............................................                      803,105          394,760
  Notes payable  ........................................................                    8,019,964        7,613,478
  Current portion of capital lease obligations...........................                      360,528          368,006
                                                                                           -----------      -----------
     Total current liabilities  .........................................                   13,698,469       14,792,916
Long-Term Liabilities
  Capital lease obligations  ............................................                      336,228          420,591
                                                                                           -----------      -----------
Total Liabilities  ......................................................                   14,034,697       15,213,507
                                                                                           -----------      -----------

Commitments and Contingencies

Stockholders' Equity
  Preferred stock, $.01 par value, 20,000,000 shares authorized,
    no shares issued or outstanding  ....................................                       -                 -
  Common stock, $.01 par value; 100,000,000 shares authorized,
    13,648,866 and 13,636,866 shares issued as of April 30, 1998 and
    January 31, 1998, respectively  .....................................                      136,489          136,369
  Additional paid in capital  ...........................................                   35,636,845       35,600,964
  Retained earnings  (accumulated deficit)...............................                   (4,730,504)      (4,745,489)
  less cost of 50,000 shares of common stock held in treasury  ..........                     (151,130)        (151,130)
                                                                                           -----------      -----------
     Total stockholders' equity  ........................................                   30,891,700       30,840,714
                                                                                           -----------      -----------

Total Liabilities and Stockholders' Equity  .............................                  $44,926,397      $46,054,221
                                                                                           ===========      ===========


The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Three Months Ended
                                                                                  ------------------
                                                                                       April 30,
                                                                             ------------------------------
                                                                                1998               1997
                                                                             -----------        -----------
                                                                                      (Unaudited)

Revenues...........................................................          $10,375,063        $ 4,471,326

Operating expenses:

      Direct costs and related expenses............................            3,694,547          2,253,444

      Salaries and related expenses................................            4,465,791          3,156,864

      General and administrative expenses..........................            2,085,635          1,331,451
                                                                             -----------        -----------

          Total operating expenses.................................           10,245,973          6,741,759
                                                                             -----------        -----------

Operating income...................................................              129,090         (2,270,433)

      Net interest income/(expense)................................              (96,958)           420,132
                                                                             -----------        -----------

Income before income taxes.........................................               32,132         (1,850,301)

      Income tax (expense)/benefit.................................              (17,146)           700,193
                                                                             -----------        -----------
Net income.........................................................              $14,986        ($1,150,108)
                                                                             ===========        ===========

Net income per share:
      Basic........................................................                $0.00             ($0.08)

      Diluted......................................................                $0.00             ($0.08)


The accompanying notes to the financial statements are an integral part of these statements.

                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Three Months Ended
                                                                                    ------------------
                                                                                         April 30,
                                                                               ------------------------------
                                                                                 1998                1997
                                                                             -----------         ------------
                                                                                        (Unaudited)
Cash flows from operating activities:
 Net income..................................................                $    14,986          ($1,150,108)
 Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization...........................                    520,845              156,335
     Deferred income taxes...................................                     17,146             (812,440)
     Changes in operating assets and liabilities:
       Accounts receivable...................................                    795,502              275,247
       Costs in excess of billings...........................                   (696,953)             (20,601)
       Prepaid expenses......................................                    (17,731)             (49,489)
       Other assets..........................................                      4,095             (583,405)
       Accounts payable......................................                 (1,201,988)             494,690
       Accrued expenses......................................                   (552,151)            (341,959)
       Accrued restructuring costs...........................                   (454,690)                  --
       Billings in excess of costs...........................                    408,345             (179,730)
                                                                             -----------         ------------
 Net cash provided by (used in) operating activities.........                ($1,162,594)         ($2,211,460)
                                                                             -----------         ------------
Cash flows from investing activities:
       Acquisitions, net of cash.............................                         --          (19,453,499)
       Release of Escrow Monies in connection with
         YAR Acquisition.....................................                  3,000,000                   --
       (Capital expenditures) disposal of property and
         equipment...........................................                     96,053             (325,667)
       Capitalized software costs............................                   (115,127)             (31,857)
       Note receivable.......................................                     61,277           (1,629,000)
                                                                             -----------         ------------
 Net cash provided by (used in) investing activities.........                $ 3,042,203         ($21,440,023)

Cash flows from financing activities:
       Net proceeds from common stock issuance...............                     36,000                9,429
       Net borrowings on notes payable.......................                    406,487           20,000,000
       Capital lease obligations.............................                    (91,841)             (36,697)
                                                                             -----------         ------------
 Net cash provided by financing activities...................                $   350,646         $ 19,972,732
                                                                             -----------         ------------

Net decrease in cash and cash equivalents....................                $ 2,230,255          ($3,678,751)
Cash and cash equivalents, at beginning of period............                  7,214,261           32,312,749
                                                                             -----------         ------------

Cash and cash equivalents, at end of period..................                $ 9,444,516         $ 28,633,998
                                                                             ===========         ============
Supplementary disclosure of cash paid during the period:
 Interest paid...............................................                $   143,344         $     15,832
 Taxes paid..................................................                $   155,400         $         --
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

The unaudited consolidated financial statements for the three month periods ended April 30, 1998 and 1997, respectively, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 1, 1998.

The results of operations for the three month period ended April 30, 1998 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending January 31, 1999.

Certain amounts as previously reported have been reclassified to conform to current year classifications.

NOTE 2 --  Net Income Per Share

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

The Company adopted SFAS No. 128 in fiscal 1998 and has retroactively restated all periods presented. The weighted average number of common shares used in determining basic and diluted income (loss) per share attributable to common stockholders for the quarters ended April 30, 1998 and 1997 is as follows (in thousands):

                                                April 30, 1998   April 30, 1997
                                                --------------   --------------
          Common shares outstanding--Basic        13,641,000       13,610,000
          Dilutive common stock equivalents          220,000               --
                                                  ----------       ----------
          Common shares outstanding--Diluted      13,861,000       13,610,000

NOTE 3 -- Acquisitions

In April 1997, the Company acquired the assets and assumed certain liabilities of YAR Communications, Inc. ("YAR"). The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition.

The excess of the purchase price over the fair values of the net assets acquired and net liabilities assumed was recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

The original purchase price was approximately $23.4 million, including approximately $275,000 of acquisition related costs. Additionally, the purchase agreement provides for contingent consideration which is payable if YAR meets certain net income and revenue thresholds during calendar years 1997, 1998 and 1999. Specifically, contingent consideration equal to 50% of the excess of annual net income targets is payable if and only if YAR also achieves annual revenue targets, as defined. These thresholds are as follows:

                               Annual Net              Annual Net
        Year                  Income Target          Revenue Target
        -----------------------------------------------------------
        1997                   $3,937,500              $22,500,000
        1998                   $4,725,000              $27,000,000
        1999                   $5,670,000              $32,400,000

There was no contingent consideration earned for calendar 1997.

At the time of the acquisition, $3 million of the purchase price was deposited into escrow. In April 1998, a final determination on the purchase price was made. The Company received $3 million of escrowed funds on April 30, 1998 which reduced the purchase price and the amount of recorded goodwill. At April 30, 1998, the amount of goodwill recorded was $14,686,000 less $860,000 in accumulated amortization since the acquisition.

In November 1997, the Company acquired certain property and equipment and the ongoing business of Kang & Lee Advertising, Inc. and K&L West Advertising, Inc. (collectively, "Kang & Lee"). The acquisition was accounted for as a purchase.

The purchase price was approximately $1.4 million, which includes approximately $80,000 of acquisition-related costs. Additionally, the purchase agreement provides for contingent consideration equal to 40% of Kang & Lee's pre-tax income for each of the next three years, as defined.

The excess of the purchase price over the fair values of the net assets acquired and net liabilities assumed was recorded as goodwill, which is being amortized on a straight-line basis over 20 years. At April 30, 1998, the amount of goodwill recorded was $1,074,381 less $26,861 in accumulated amortization for the six months since the acquisition.

The results of YAR and Kang & Lee have been included in the consolidated financials since April 1, 1997 and November 1, 1997, respectively. The following unaudited pro forma results of operations data gives effect to the acquisitions of YAR and Kang & Lee as if they had occurred on February 1, 1996:

                                        Three Months Ended   Three Months Ended
     Pro Forma Summary (unaudited)        April 30, 1998       April 30, 1997
                                        ---------------------------------------
     Revenues                               $10,375,063           $8,338,380
     Net income                               $14,986            $(1,060,000)
     Net income per share                      $0.00               $(0.08)
     Shares used in per share computation   13,861,000           13,610,000

The pro forma results are not necessarily indicative of what would have occurred had the YAR and Kang & Lee acquisitions been consummated as of February 1, 1996, nor are they necessarily indicative of future operating results.

NOTE 4 -- Restructuring Plan

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

A pretax charge of $767,323 was recorded during fiscal 1998 representing employee termination, severance costs and other related costs that are anticipated to be incurred as a direct result of the plan. As of April 30, 1998, approximately $190,000 had been paid out in restructuring related expenses and approximately $400,000 was reversed into income as all costs related to the restructuring have been settled. The remaining unpaid costs are expected to be paid out within the current fiscal year.

NOTE 5 -- Line of Credit

On February 2, 1998, the Company received proceeds from a loan for $665,000 from a bank. The three-year balloon note bears interest at the rate of 9%, payable in monthly principal and interest installments of $5,992 through December 2, 2001, with a balloon payment of approximately $184,000 in January 2002. The loan is secured by a mortgage on the building in which the Company's current principal offices are located and is personally guaranteed by an officer of the Company.


NOTE 6 -- Subsequent Events

Note Receivable from Strategic Partner
--------------------------------------

In February and March of 1997, the Company loaned $1.7 million to Vivid Publishing, Inc. ("VPI"), an Internet production house, in exchange for a convertible debenture. The debenture was convertible into 10% of the common stock of VPI at the Company's option, and was secured by a pledge of VPI's common stock. On May 29, 1998, VPI paid the Company approximately $1.9 million, which represented the entire principal amount of the convertible debenture, accrued interest and additional amounts for creative and other services.

Litigation
----------

In February 1998, The Leap Partnership, Inc. ("Leap"), a wholly-owned subsidiary of the Company, filed an action in state court of Illinois against The Chicago Tribune ("Tribune") seeking damages in excess of $415,000 for failure to pay the full amount due for the development of software. In June, 1998, the Tribune filed responsive pleadings denying Leap's claim and filed a counterclaim for $571,000, as a refund of the amount previously paid by the Tribune to Leap.
Leap intends to vigorously pursue its claim and defend the counterclaim. The parties have had settlement discussions. Management does not believe that the claim by the Tribune has any merit or that the ultimate outcome of this matter will have a material adverse impact on the Company's financial position or results of operations.

Line of Credit
--------------

In June 1998, repayment of the Company's outstanding balance on the $5 million line of credit was extended to September 30, 1998. At April 30, 1998, $1,885,000 was outstanding on this line of credit. The Company's management believes that the Company has sufficient funds to repay or refinance this obligation when it comes due.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, accompanying notes thereto and other financial information appearing in the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on May 1, 1998.

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


Results of Operations

Revenues
--------

Revenues increased to $10.4 million for the three months ended April 30, 1998 from $4.5 million for the three months ended April 30, 1997, an increase of $5.9 million or 132%. The net increase of $5.9 million is primarily due to the addition of YAR revenues of approximately $4.8 million for three months as compared to $1.7 million for the one month of April 1997, the addition of Kang & Lee revenues of approximately $2.4 million this year, and an increase of approximately $500,000 in other new and existing business.

Direct Costs and Related Expenses
---------------------------------

Direct costs and related expenses generally consist of production costs which include services such as filming, animation, editing, special effects, photography and illustrations, artwork, computer design and various related production services which are generally outsourced, along with contract labor, talent and other costs related to creative executions which may include traditional media as well as new technologies and multimedia. Direct costs and related expenses increased to $3.7 million for the three months ended April 30, 1998 from $2.3 million for the three months ended April 30, 1997, an increase of $1.4 million or 64%. The increase was primarily due to the addition of $1.7 million in YAR's direct expenses and $502,000 in Kang & Lee direct expenses. As a percentage of revenues, direct costs and related expenses actually decreased to 35.6% for the three months ended April 30, 1998, due to a change in the mix of services performed during the period, from 50.4% for the three months ended April 30, 1997.

Salaries and Related Expenses
-----------------------------

Salaries and related expenses consist primarily of salaries and wages for employees, related payroll tax expenses, group medical and dental insurance coverages and recruiting expenses. Salaries and related expenses increased to $4.5 million for the three months ended April 30, 1998 from $3.2 million for the three months ended April 30, 1997, an increase of $1.3 million or 41.5%. The increase in expense reflects in part the addition of approximately 175 employees from YAR Communications, Inc. and 75 new employees from Kang & Lee which represents $2.0 million and $1.1 million, respectively, in salaries and related expenses for the three months ended April 30, 1998.

General and Administrative Expenses
-----------------------------------

General and administrative expenses include space and facilities expenses, corporate expenses, depreciation, insurance, legal and accounting fees and management information system expenses. General and administrative expenses increased to $2.1 million for the three months ended April 30, 1998 from $1.3 million for the three months ended April 30, 1997, an increase of $754,000 or 57%. The increase is primarily due to the addition of YAR's and Kang & Lee's general and administrative expenses of $859,000 and $464,000, respectively, offset by a decrease in other expenses of $400,000.

Interest Income and Expense
---------------------------

Interest income totaled $103,200 and $434,452 for the three months ended April 30, 1998 and 1997, respectively. The interest income was offset by interest expense of $200,157 and $14,320, resulting in net interest expense of $96,957 and $420,132, respectively. The Company incurred interest expense on debt that totaled approximately $8 million as of April 30, 1998 and $7.6 million as of April 30, 1997. Interest income in both periods was generated from short-term U.S. Treasury Notes, certificates of deposit, and a money market account.

Income Taxes
------------

The combined federal and state effective income tax rates were 53.4% and 37.8% for the three months ended April 30, 1998 and 1997, respectively. The increase in the effective tax rate is primarily due to higher state and local tax rates applied to a higher level of taxable income in those tax jurisdictions. Additionally, in the prior year, the effective tax rate was lower due to the exclusion of tax-exempt interest income from state taxable income. As of April 30, 1998, the Company has a deferred tax asset of approximately $2,412,915.
At April 30, 1998, no valuation reserve has been provided against deferred tax assets since, in management's opinion, it is more likely than not that those tax assets will be realized based on available tax operating loss carrybacks, expected reversals of taxable temporary differences, and estimates of future taxable income.

Liquidity and Capital Resources
-------------------------------

Since its inception, the Company has primarily financed its operations and investments in property and equipment through cash generated from bank borrowings, proceeds from the Company's initial public offering, loans from a Company officer and equipment leases.

At April 30, 1998, the Company had $5.7 million of working capital, inclusive of $9.4 million in cash and cash equivalents, compared to working capital of $14.6 million at April 30, 1997. Cash and cash equivalents increased $2.2 million during the first quarter of fiscal 1999 and decreased $3.7 million during the first quarter of fiscal 1998. In the current period, cash provided from investing activities was approximately $3.0 million. In April 1998, a final escrow settlement was made in connection with the YAR acquisition and the Company received $3 million in cash. (See Note 3). Cash decreased approximately $1.2 million due to cash used in operating activities which was offset in part by approximately $406,000 of bank borrowings. The remaining $200,000 decrease in cash was due to payments for capital leases and for capital software development costs.

In February 1997, the Company obtained an additional line of credit from a bank to provide working capital financing and funds for other general corporate purposes of the Company. The line of credit is secured by the accounts receivable, equipment and general intangibles of the Company, and provides for borrowings up to a maximum principal amount of $8 million. The interest rate on the line is equal to LIBOR plus 2%. On January 30, 1998, the line of credit agreement was modified and the outstanding balance was converted into a fixed note due, along with any accrued interest, on June 30, 1998. The loan modification also requires that the Company pledge 100% of the stock in One World Communications and provide the bank with a junior mortgage on the office building that the Company owns. Additionally, the Company must maintain a minimum net worth (as defined) of $30.5 million at the end of each quarter commencing on January 31, 1998 through June 30, 1998. As of April 30, 1998, the outstanding balance on this line of credit was $4,173,000.

In May 1997, the Company borrowed $543,000 against the line of credit to finance the purchase of the Los Angeles office building. At January 31, 1998, $565,000 was outstanding including accrued interest. This amount was subsequently paid in full and the obligation was retired on March 18, 1998.

In November 1997, one of the Company's wholly owned subsidiaries obtained an additional line of credit from a bank to provide working capital financing and funds for other general corporate purposes of the subsidiary. The line of credit is secured by substantially all the assets of the subsidiary, and provides for borrowing up to a maximum principal amount of $5 million through September 30, 1998, at which time the outstanding balance on the line must be paid. The interest rate on the line is equal to the prime rate. At April 30, 1998, $1,885,000 was outstanding on this line of credit of which $1.3 million was used for the acquisition of Kang & Lee.

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

On April 30,1998, in connection with the YAR acquisition, the Company received $3 million in cash due to the release of escrowed funds. The funds reduced the purchase price of the acquisition and the amount of recorded goodwill.

On May 29, 1998, VPI repaid the Company $1.9 million in repayment of amounts owed to the Company under a convertible debenture, accrued interest, and for additional creative and other services.

The Company believes that the existing and future credit facilities, funds from capital markets, funds from operations, and the cash received in connection with the escrow release and the repayment of the convertible debenture by VPI discussed above will be sufficient to meet the Company's cash requirements for at least the next twelve months. The Company's capital requirements will depend on numerous factors, including the rates at which the Company grows, expands its personnel and infrastructure to accommodate growth and invests in new technologies. The Company has various ongoing needs for capital, including working capital for operations, project development costs and capital expenditures to maintain and expand its operations. In addition, as part of its strategy, the Company evaluates potential acquisitions of, or alliances with, businesses that extend or complement the Company's business. The Company may in the future consummate acquisitions or alliances which may require the Company to make additional capital expenditures, and such expenditures may be significant. Future acquisitions and alliances may be funded with available cash from seller financing, institutional financing, issuance of common stock of the Company and/or additional equity or debt offerings. There can be no assurance that the Company will be able to raise any additional required capital on favorable terms, or at all.


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


Dependence on Key Clients and Projects

An important part of the Company's strategy is to develop in-depth, long term relationships with a select group of clients in a variety of industries. Consistent with such a strategy, a large portion of the Company's revenues has been, and is expected to continue to be, concentrated among a relatively limited number of nationally recognized clients. For the quarter ended April 30, 1998, one client accounted for 37.8% of consolidated revenues. For the quarter ended April 30, 1997, four clients accounted for 26.7%, 15.9%, 12.1% and 10.8%, respectively, of consolidated revenues.

Due to the nature of the advertising business, any of the Company's clients could at any time in the future, and for any reason, reduce its marketing budget, after the timing of projects, engage another entity or take in-house all or part of the business performed by the Company. Even though the Company has taken steps to add new accounts, diversify its client base, negotiate a greater percentage of retainer and fixed fee arrangements with clients and develop new potential revenue streams from licensing of proprietary software and other content, these steps may not fully mitigate the impact that the loss of any significant account may have on the Company's operations.

One client is currently undergoing marketing plan adjustments which could impact future operations of the Company. A major client of both YAR Communications and Kang & Lee, has recently made across the board reductions in its marketing programs for calendar 1998 to reduce costs, and it has indicated that such cost control pressures are likely to continue in the future. For the quarter ended April 30, 1998, this client accounted for 37.8% of consolidated revenues.

Management believes that the loss of any key client and varying effects of seasonality, as described above, could have an impact on the Company's operations, particularly in the short term. The Company intends to mitigate such losses through new business development and other strategic initiatives. There can be, however, no assurances that the Company will be able to successfully mitigate such losses, and any inability to do so may have a materially adverse effect on the Company's business, financial condition and operating results.


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

Part II. Other Information

Item 1.   Legal Proceedings

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

          In February 1998, The Leap Partnership, Inc. ("Leap"), a wholly-owned subsidiary of the Company, filed an action in state court of Illinois against The Chicago Tribune ("Tribune") seeking damages in excess of $415,000 for failure to pay the full amount due for the development of software. In June, 1998, the Tribune filed responsive pleadings denying Leap's claim and filed a counterclaim for $571,000, as a refund of the amount previously paid by the Tribune to Leap. Leap intends to vigorously pursue its claim and defend the counterclaim. The parties have had settlement discussions. Management does not believe that the claim by the Tribune has any merit or that the ultimate outcome of this matter will have a material adverse impact on the Company's financial position or results of operations.

          There are no other significant claims or lawsuits against the Company.

Item 6.   Exhibits and Reports on Form 8-K

          a. Exhibits
              11. Statement Regarding Computation of Per-Share Earnings
              27. Financial Data Schedule

          b. Reports on Form 8-K
             None

Items 2, 3, 4 And 5 Are Not Applicable And Have Been Omitted.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      THE LEAP GROUP, INC.
                      -------------------
                          (Registrant)


Date: June 12, 1998   By:  /s/ FREDERICK A. SMITH
                      ---------------------------------------------------------
                      Frederick A. Smith,  Chairman and Chief Executive Officer
                      (principal executive, financial and accounting officer)

                              The Leap Group, Inc.

                                 EXHIBIT INDEX



          Exhibit
          Number      Exhibits
          -------     --------

            11.       Statement Regarding Computation of Per-Share
                      Earnings

            27.       Financial Data Schedules