Form 10-Q
period 1998-07-31
LEAP GROUP INC
filed 1998-09-15
CIK 1015665

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1998

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                               Outstanding Shares at
               Class                            September 10, 1998
     ------------------------------        -----------------------------

     Common Stock - $0.01 par value                 13,648,866

                             The Leap Group, Inc.

                                   Form 10-Q
                              For The Period Ended
                                 July 31, 1998

                                     Index


Part I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements:

               Consolidated Balance Sheets --
                    July 31, 1998 (Unaudited)
                    and January 31, 1998                                      3

               Consolidated Statements of Operations --
                    Three Months and Six Months Ended
                    July 31, 1998 and 1997 (Unaudited)                        5

               Consolidated Statements of Cash Flows --
                    Six Months Ended
                    July 31, 1998 and 1997 (Unaudited)                        6

               Notes to Consolidated Financial Statements                     7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  11


Part II.       OTHER INFORMATION

     Item 1.   Legal Proceedings                                              16

     Item 6.   Exhibits and Reports on Form 8-K                               17



SIGNATURES                                                                    17

Part I.  Financial Information


Item 1.  Financial Statements


                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                      July 31,      January 31,
                                                                                      --------      -----------
                                                                                        1998            1998
                                                                                        ----            ----
                                                                                     (unaudited)
                                 ASSETS
Current Assets
  Cash and cash equivalents.............................................            $12,709,007      $ 7,214,261
  Accounts receivable (net of allowance of
    $779,422 and $859,611, respectively)................................              4,776,109        6,348,071
  Costs in excess of billings (net of allowance of
    $10,374 and $85,374, respectively)..................................              2,156,395          951,214
  Prepaid expenses......................................................                309,190          249,203
  Refundable income.....................................................                320,000          320,000
  Deferred income tax asset.............................................                530,000          530,000
                                                                                     ----------      -----------
     Total current assets...............................................             20,800,701       15,612,749
                                                                                     ----------      -----------
Property and Equipment
  Land..................................................................                 158,921         158,921
  Building and building improvements....................................                 522,945         504,472
  Leasehold improvements................................................               1,111,036       1,255,062
  Computer equipment....................................................               3,694,230       3,606,318
  Furniture and equipment...............................................               1,234,493       1,197,926
                                                                                     -----------     -----------
                                                                                       6,721,625       6,722,699
  Less accumulated depreciation.........................................              (1,945,067)     (1,528,867)
                                                                                     -----------     -----------
     Net property and equipment.........................................               4,776,558       5,193,832
                                                                                     -----------     -----------

Other Assets
  Building held for sale................................................                      -        2,321,689
  Intangible assets.....................................................              14,711,376      17,596,464
  Deferred income tax asset.............................................               2,351,993       2,430,061
  Other assets..........................................................                 985,819       2,899,426
                                                                                     -----------     -----------
     Other assets.......................................................              18,049,188      25,247,640
                                                                                     -----------     -----------

Total Assets............................................................             $43,626,447     $46,054,221
                                                                                     ===========     ===========

                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                           July 31,     January 31,
                                                                                         -----------    -----------
                                                                                             1998           1998
                                                                                         -----------    -----------
                                                                                         (unaudited)
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable..................................................................  $ 3,169,312    $ 4,579,435
     Accrued expenses..................................................................      693,562      1,207,237
     Accrued restructuring.............................................................      105,983        630,000
     Billings in excess of costs.......................................................    1,428,190        394,760
     Notes payable.....................................................................    6,617,025      7,613,478
     Current portion of long-term liabilities..........................................      366,843        368,006
                                                                                         -----------    -----------
          Total current liabilities....................................................   12,380,915     14,792,916
Long-Term Liabilities
     Capital lease obligations.........................................................      235,937        420,591
                                                                                         -----------    -----------
Total Liabilities......................................................................   12,616,852     15,213,507
                                                                                         -----------    -----------

Commitments and Contingencies (Note 8 and 9)

Stockholders' Equity
     Preferred stock, $.01 par value, 20,000,000 shares authorized,
      no shares issued or outstanding..................................................        -              -
     Common stock, $.01 par value; 100,000,000 shares authorized,
      13,648,866 and 13,636,866 shares issued and outstanding as of
      July 31, 1998 and January 31, 1998, respectively.................................      136,489        136,369
     Additional paid in capital........................................................   35,680,845     35,600,964
     Retained earnings.................................................................   (4,656,609)    (4,745,489)
     less cost of 50,000 shares of common stock held in treasury.......................     (151,130)      (151,130)
                                                                                         -----------    -----------
          Total Stockholders' Equity...................................................   31,009,595     30,840,714
                                                                                         -----------    -----------

Total Liabilities and Stockholders' Equity.............................................  $43,626,447    $46,054,221
                                                                                         ===========    ===========


              The accompanying notes to the financial statements
                   are an integral part of these statements.

                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended              Six Months Ended
                                            ------------------              ----------------
                                                 July 31,                       July 31,
                                                 --------                       --------
                                           1998             1997          1998            1997
                                       -----------     -----------    -----------     ----------
                                               (unaudited)                     (unaudited)

  Revenues...........................  $8,990,943       $ 7,572,759   $19,366,006      $12,044,085

  Operating expenses:
    Direct costs and related
     expenses........................   3,920,284         2,817,582     7,614,831        5,071,026

    Salaries and related expenses....   3,992,063         4,811,052     8,457,854        7,967,916

    General and administrative
     expenses........................   2,076,274         2,495,582     4,161,910        3,827,033
                                       ----------       -----------   -----------      -----------

            Total operating expenses.   9,988,621        10,124,216    20,234,595       16,865,975
                                       ----------       -----------   -----------      -----------

  Operating loss....................     (997,678)       (2,551,457)     (868,589)      (4,821,890)

        Gain on Sale of Building.....   1,154,588                 -     1,154,588                -
        Interest (expense) /
         income, net.................     (22,094)          (27,408)     (119,051)         392,724
                                       ----------       -----------   -----------      -----------

            Income / (Loss) before
            income taxes.............     134,816        (2,578,865)      166,948       (4,429,166)

  Income tax (expense) / benefit.....     (60,922)        1,022,753       (78,068)       1,722,946
                                       ----------       -----------   -----------      -----------

  Net income / (loss)................  $   73,894       $(1,556,112)  $    88,880      $(2,706,220)
                                       ==========       ===========   ===========      ===========

  Net income / (loss) per share:
    Basic............................  $     0.01       $     (0.11)  $      0.01      $     (0.20)
    Diluted..........................  $     0.01       $     (0.11)  $      0.01      $     (0.20)


The accompanying notes to the financial statements are an integral part of these statements.

                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Six Months Ended
                                                                                        ----------------
                                                                                            July 31,
                                                                                            --------
                                                                                      1998              1997
                                                                                  ------------      -----------
                                                                                            (unaudited)
Cash flows from operating activities:
 Net (loss)/income  .............................................................. $    88,880      $ (2,706,220)
 Adjustments to reconcile net (loss) / income to
   net cash used in operating activities:
    Depreciation and amortization  ...............................................   1,093,718           785,377
    Deferred income taxes  .......................................................      78,068        (1,722,946)
    Gain on sale of building......................................................  (1,154,588)                -
    Changes in operating assets and liabilities:
     Accounts receivable  ........................................................   1,498,210         2,095,558
     Costs in excess of billings  ................................................  (1,205,181)            5,425
     Prepaid expenses  ...........................................................     (84,286)         (179,721)
     Other assets  ...............................................................     (56,047)          (91,942)
     Accounts payable  ...........................................................  (1,678,049)          976,082
     Accrued expenses  ...........................................................    (850,285)       (1,238,832)
     Billings in excess of costs..................................................   1,033,430                 -
                                                                                   -----------      ------------
 Net cash used in operating activities............................................  (1,236,130)       (2,360,407)
                                                                                   -----------      ------------
Cash flows from investing activities:
 Acquisition, net of cash  .......................................................           -       (22,625,455)
 Capital expenditures  ...........................................................     (67,101)       (3,153,870)
 Capitalized software development costs  .........................................    (120,986)         (404,933)
 Issuance/repayment of notes receivable  .........................................   1,819,770        (2,018,379)
 Proceeds from sale of building...................................................   3,476,277                 -
 Release of escrow monies in connection
   with YAR acquisition, net of expenses..........................................   2,725,186                 -
                                                                                   -----------      ------------
 Net cash provided by/(used in) investing activities..............................   7,833,146       (28,202,637)
                                                                                   -----------      ------------
Cash flows from financing activities:
 Net proceeds/(outlays) related to common stock issuance  ........................      79,999            (9,552)
 Payments for treasury stock  ....................................................           -          (151,130)
 Net borrowings/(repayments) on:
      Notes payable and lines of credit ..........................................  (1,655,478)       27,968,279
      Mortgage payable  ..........................................................     659,025                 -
      Repayment of capital lease financing  ......................................    (185,816)          (32,587)
                                                                                   -----------      ------------
 Net cash (used in)/provided by financing activities..............................  (1,102,270)       27,775,010
                                                                                   -----------      ------------

Net (decrease) / increase in cash and cash equivalents  ..........................   5,494,746        (2,788,034)
Cash and cash equivalents, at beginning of period  ...............................   7,214,261        32,312,749
                                                                                   -----------      ------------
Cash and cash equivalents, at end of period  ..................................... $12,709,007      $ 29,524,715
                                                                                   ===========      ============
Supplementary disclosure of cash paid during the period:
 Interest paid  .................................................................. $   279,789      $    369,356
                                                                                   ===========      ============
 Taxes paid....................................................................... $   271,400      $          -
                                                                                   ===========      ============
Schedule of noncash investing and financing activities:
 Equipment purchased under capital lease
  obligations  ................................................................... $         -      $    842,021
                                                                                   ===========      ============

-----------
The accompanying notes to the financial statements are an integral part of these statements.

                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -- Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes to the consolidated financial statements include the results of The Leap Group, Inc. (the "Company") and its wholly-owned subsidiaries.

The unaudited consolidated financial statements for the three and six month periods ended July 31, 1998 and 1997, respectively, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 1, 1998.

The results of operations for the three and six month periods ended July 31, 1998 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending January 31, 1999.


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

The Company adopted SFAS No. 128 in fiscal 1998 and has retroactively restated all periods presented. The weighted average number of common shares used in determining basic and diluted income (loss) per share attributable to common stockholders for the three and six months ended July 31, 1998 and 1997 is as follows:

                                            Three Months Ended July 31,        Six Months Ended  July 31,
                                            ---------------------------        --------------------------
                                               1998              1997           1998                1997
                                               ----              ----           ----                ----
Common shares outstanding--Basic            13,640,866         13,581,334    13,644,866          13,595,556
Common stock equivalents                       348,802             -    .       348,802              -    .
                                            ----------         ----------    ----------          ----------
Common shares outstanding--Diluted          13,989,668         13,581,334    13,993,668          13,595,556

NOTE 3 -- Proposed Sale of Various Assets of Certain Subsidiaries

On July 23, 1998, the Company executed a letter of intent with Young & Rubicam, Inc. ("Y&R"), whereby "Y&R" would acquire substantially all of the assets and certain liabilities of One World Communications, Inc., a wholly-owned subsidiary of the Company, including the Kang & Lee operations (as defined in Note 4) and the AT&T business of YAR (as defined in Note 4) ("Net Assets"). The terms of the sale have not yet been finalized. Y&R has informed the Company that it will not go forward with the purchase of the Net Assets until legal matters related to YAR, as described in Notes 8 and 9, Litigation and Subsequent Events, are resolved.

NOTE 4 -- Acquisitions

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


                           Annual Net      Annual Net
                  Year    Income Target  Revenue Target
                 --------------------------------------

                  1997       $3,937,500     $22,500,000
                  1998       $4,725,000     $27,000,000
                  1999       $5,670,000     $32,400,000

There was no contingent consideration earned for calendar 1997.

At the time of the acquisition, $3 million of the purchase price was deposited into escrow. In April 1998, a final determination on the purchase price was made. The Company received $3 million of escrowed funds on April 30, 1998 which reduced the purchase price and the amount of recorded goodwill. At July 31, 1998, the amount of goodwill recorded was $14,720,556 less $1,043,268 in accumulated amortization since the acquisition.

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

The excess of the purchase price over the fair values of the net assets acquired and net liabilities assumed was recorded as goodwill, which is being amortized on a straight-line basis over 20 years. At July 31, 1998, the amount of goodwill recorded was $1,074,381 less $40,293 in accumulated amortization for the nine months since the acquisition.

The results of YAR and Kang & Lee have been included in the consolidated financials since April 1, 1997 and November 1, 1997, respectively. The following unaudited pro forma results of operations data gives effect to the acquisitions of YAR and Kang & Lee as if they had occurred on February 1, 1997:

                                               Six Months Ended
Pro Forma Summary (unaudited)                   July 31, 1997
                                               ----------------
Revenues                                       $ 21,389,863
Net income                                      ($1,212,743)
Net income per share                                 ($0.09)
Shares used in per share computation             13,595,556

The pro forma results are not necessarily indicative of what would have occurred had the YAR and Kang & Lee acquisitions been consummated as of February 1, 1997, nor are they necessarily indicative of future operating results.


NOTE 5 -- Line of Credit

In June 1998, repayment of the Company's outstanding balance on a $5 million bank line of credit was extended to September 30, 1998. At July 31, 1998, $1,885,000 was outstanding on this line of credit. The Company's management believes that the Company has sufficient funds to repay or refinance this obligation when it comes due.

On June 30, 1998, the Company refinanced $4,073,000 in outstanding debt by securing an additional $5 million bank line of credit through June 30, 2000. A certificate of deposit in the amount of $3,779,000, earning interest of 5.3% and maturing on June 30, 1999, serves as collateral for this line of credit. The interest rate on the line is 6.75%. At July 31, 1998, $4,073,000 was outstanding on this line of credit.


NOTE 6 -- Note Receivable from Strategic Partner

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


NOTE 7 -- Sale of Building

On July 17, 1998, the Company sold the building which houses the LA office of The Leap Partnership, Inc., a wholly-owned subsidiary of the Company. The building was sold for $3.48 million which resulted in a $1.2 million pre-tax gain as reported. The sale also generated $2 million in net cash after retiring $1.4 million of mortgage debt on the building and after payment of all closing costs.


NOTE 8 -- Litigation

In February 1998, The Leap Partnership, Inc. ("Leap"), filed an action in state court of Illinois against The Chicago Tribune ("Tribune") seeking damages in excess of $415,000 for failure to pay the full amount due for the development of software. In June 1998, the Tribune filed responsive pleadings denying Leap's claim and filed a counterclaim for $571,000, as a refund of the amount previously paid by the Tribune to Leap. In July 1998, the parties settled the case without payment by either party. The case was dismissed in August 1998.

In July 1998, Yuri Radzievsky and Anna Radzievsky filed a Notice of Intent to Arbitrate (the "Arbitration") with the American Arbitration Association alleging that the Company and Rayco Group, Inc. (now known as YAR Communications, Inc. ("YAR"), a wholly owned subsidiary of the Company), breached their employment agreements and the April 1997 Asset Purchase Agreement, whereby YAR acquired various assets from a company owned by Yuri Radzievsky and Anna Radzievsky. The Claimants seek an unspecified amount of damages and seek to enjoin the proposed transaction with Young & Rubicam ("Y&R") (See Note 3), whereby Y&R would acquire various assets and assume certain liabilities of certain of the Company's subsidiaries. In August 1998, the Company and YAR filed an action in the Supreme Court of the State of New York against Yuri Radzievsky and Anna Radzievsky to stay the Arbitration on the grounds that the matter is not arbitrable. On September 9, 1998, Yuri Radzievsky and Anna Radzievsky sent a letter to the American Arbitration Association seeking to withdraw the Arbitration. Management does not believe that the Arbitration claims have any merit. The parties are conducting settlement negotiations.

NOTE 9 -- Subsequent Events

Litigation
----------

On September 8, 1998, Yuri Radzievsky, Anna Radzievsky and Yurianna, Inc. (the "plaintiffs") filed an action in the Supreme Court of the State of New York against the Company, YAR and Y&R seeking declaratory relief that the proposed transaction with Y&R (see Note 3) constitutes a breach of the April 1997 Asset Purchase Agreement and the April 1997 employment agreements with Yuri Radzievsky and Anna Radzievsky. The plaintiffs sought to enjoin the transaction with Y&R, unspecified compensatory damages, punitive damages, and attorney fees and costs. On September 14, 1998, the plaintiffs filed a notice to discontinue the action, a filed copy of which was delivered to the Company. The parties are conducting settlement negotiations.

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

In April 1997, the Company acquired YAR Communications, Inc. ("YAR") and in November 1997, the Company also acquired Kang & Lee Advertising, Inc. and K&L West Advertising, Inc. (jointly referred to as "Kang & Lee"). Both business combinations were accounted for using the purchase accounting method. In accordance with the purchase accounting method, YAR's and Kang & Lee's results have been included within the Company's results since their respective acquisition dates of April 1, 1997 and November 1, 1997. As used in the following discussion, the term "Leap" refers to The Leap Partnership, Inc. and Quantum Leap Communications, Inc., collectively.

Results of Operations


THREE MONTHS ENDED JULY 31, 1998 AND JULY 31, 1997

Revenues
--------

Revenues increased to $9.0 million for the three months ended July 31, 1998, from $7.6 million for the three months ended July 31, 1997, an increase of $1.4 million or 18.7%. The net increase of $1.4 million is primarily due to the addition of Kang and Lee revenues of approximately $2.8 million offset by a decrease of approximately $1.3 million in existing business at YAR (See Dependence on Key Clients and Projects).

Direct Costs and Related Expenses
---------------------------------

Direct costs and related expenses generally consist of production costs which include services such as filming, animation, editing, special effects, photography and illustrations, artwork, computer design and various related production services which are generally outsourced, along with contract labor, talent and other costs related to creative executions which may include traditional media as well as new technologies and multimedia. Direct costs and related expenses increased to $3.9 million for the three months ended July 31, 1998 from $2.8 million for the three months ended July 31, 1997, an increase of $1.1 million or 39.1%. The increase was primarily due to the addition of $1.6 million in Kang and Lee's direct expenses offset by a decrease of approximately $427,000 for YAR.

Salaries and Related Expenses
-----------------------------

Salaries and related expenses consist primarily of salaries and wages for employees, related payroll tax expenses, group medical and dental insurance coverages and recruiting expenses. Salaries and related expenses decreased to $4.0 million for the three months ended July 31,1998 from $4.8 million for the three months ended July 31, 1997, a decrease of $819,000 or 17%. The decrease in expense reflects in part a reduction of approximately $1.7 million in salaries and related expenses due to cost cutting measures at Leap and YAR, offset by the addition of Kang and Lee's 79 employees which represents $894,000 in salaries and related expenses for the three months ended July 31, 1998.

General and Administrative Expenses
-----------------------------------

General and administrative expenses include space and facilities expenses, corporate expenses, depreciation, insurance, legal and accounting fees and management information system expenses. General and administrative expenses decreased to $2.1 million for the three months ended July 31, 1998 from $2.5 million for the three months ended July 31, 1997, a decrease of approximately $419,000 or 16.8%. The decrease is primarily due to reductions in expenses of YAR and Leap of $823,000 as compared to the prior year quarter, offset by the addition of Kang and Lee's general and administrative expenses of approximately $404,000 for the three months ended July 31, 1998.

Other Income and Expense
---------------------------

Other income totaled $1.3 million and $437,000 for the three months ended July 31, 1998 and 1997, respectively. The other income was offset in part by interest expense of $147,000 and $464,000, resulting in net other income of $1.1 million and expense of $27,000, respectively. The Company incurred interest expense on debt that totaled approximately $7.2 million as of July 31, 1998, and $28.9 million as of July 31, 1997. Interest income in both periods was generated from short-term U.S. Treasury Notes, certificates of deposit, and a money market account.

Income Taxes
------------

The combined federal and state effective income tax rates were 45.2% and 39.7% for the three months ended July 31, 1998 and 1997, respectively. The increase in the effective tax rate is primarily due to higher state and local tax rates applied to a higher level of taxable income in those tax jurisdictions. As of July 31, 1998, the Company has a deferred tax asset of approximately $2,881,993. At July 31, 1998, no valuation reserve has been provided against deferred tax assets since, in management's opinion, it is more likely than not that those tax assets will be realized based on available tax operating loss carrybacks, expected reversals of taxable temporary differences, and estimates of future taxable income.


SIX MONTHS ENDED JULY 31, 1998 AND JULY 31, 1997

Revenues
--------

Revenues increased to $19.4 million for the six months ended July 31, 1998 from $12.0 million for the six months ended July 31, 1997, an increase of $7.3 million or 60.8%. The net increase of $7.3 million is primarily attributable to the addition of $5.0 million of Kang and Lee revenues as well as the addition of $3.2 million of YAR revenues for two additional months in the current fiscal period and a $1.4 million decrease in revenue at YAR (see Dependence on Key Clients and Projects) offset by a $500,000 increase in revenues at Leap.

Direct Costs and Related Expenses
---------------------------------

Direct costs and related expenses increased to $7.6 million for the six months ended July 31, 1998 from $5.1 million for the six months ended July 31, 1997, an increase of $2.5 million or 50%. The increase was primarily attributable to the addition of $5.0 million of Kang and Lee's direct production expenses as well as an increase of approximately $1.2 million for the two additional months of YAR direct expenses in the current period offset by a decrease of $345,000 in YAR direct expenses and $313,000 of Leap direct epxenses.

Salaries and Related Expenses
-----------------------------

Salaries and related expenses increased to $8.5 million for the six months ended July 31, 1998, from $8.0 million for the six months ended July 31, 1997, an increase of $490,000 or 6.1%. The increase in expense reflects in part the addition of 79 new employees from Kang and Lee which represents $2.0 million in salaries and related expenses for the six months ended July 31, 1998 and $1.3 million which represents two additional months of YAR salaries and related expenses in the current period. The increase due to the addition of the acquired companies is offset by $2.4 million and $405,000 of cost reductions at Leap and YAR, respectively, since the prior year.

General and Administrative Expenses
-----------------------------------

General and administrative expenses increased to $4.2 million for the six months ended July 31, 1998 from $3.8 million for the six months ended July 31, 1997, an increase of $335,000 or 8.8%. The increase is primarily due to the addition of Kang and Lee's general and administrative expenses of $867,000 and two additional months of YAR's general and administrative expenses of $602,000 during the six months ended July 31, 1998. The increase due to the addition of the acquired companies is offset by $841,000 and $294,000 of cost reductions at Leap and YAR, respectively, during the current year.

Other Income and Expense
------------------------

Other income totaled $1.4 million and $872,000 for the six months ended July 31, 1998 and 1997, respectively. The other income was offset in part by interest expense of $347,000 and $479,000, respectively, resulting in net other income of $1.0 million and $393,000. The Company incurred interest expense on debt that totaled approximately $7.2 million and $28.9 million as of July 31, 1998 and 1997, respectively. Interest income in both periods was generated from short-term U.S. Treasury Notes, certificates of deposit, and a money market account.

Income Taxes
------------

The combined federal and state effective income tax rates were 46.8% and 38.9% for the six months ended July 31, 1998 and 1997, respectively. The increase in the effective tax rate is primarily due to higher state and local tax rates applied to a higher level of taxable income in those tax jurisdictions. As of July 31, 1998, the Company has a deferred tax asset of approximately $2,881,993. At July 31, 1998, no valuation reserve has been provided against deferred tax assets since, in management's opinion, it is more likely than not that those tax assets will be realized based on available tax operating loss carrybacks, expected reversals of taxable temporary differences, and estimates of future taxable income.

Liquidity and Capital Resources
-------------------------------

Since its inception, the Company has primarily financed its operations and investments in property and equipment through cash generated from bank borrowings, proceeds from the Company's initial public offering, loans from a Company officer and equipment leases.

At July 31, 1998 the Company had approximately $8.4 million of working capital, inclusive of $12,709,007 in cash and cash equivalents, compared to working capital of approximately $820,000 at January 31, 1998. Cash and cash equivalents increased $5.5 million during the six months ended July 31, 1998, and decreased $2.8 million during the six months ended July 31, 1997. The increase in cash in fiscal 1999 is primarily attributable to: (1) the sale of the LA building which generated $2 million in net cash after the retirement of $1.4 million in mortgage debt and after payment of all closing costs; and (2) in April 1998, a final escrow settlement was made in connection with the YAR acquisition and the Company received $3 million in cash. During the six months ended July 31, 1997, the decrease in cash and cash equivalents was primarily attributable to (1) an increase in cash used in operating activities of approximately $2.4 million, (2) an increase in cash used in investing activities of $28.2 million which is attributable to the acquisition of YAR, the financing of a strategic partner, Vivid Publishing, Inc. and expenditures for property, equipment and software development costs, and (3) an increase in cash provided from financing activities of $27.8 million secured to fund the acquisition, the opening of a new office, the creation of a new subsidiary at that time, Quantum Leap Communications, Inc., the loan to a strategic partner, and other working capital requirements.

Effective June 30, 1998, the Company refinanced $4,073,000 in outstanding debt by securing a $5 million line of credit through June 30, 2000. A certificate of deposit in the amount of $3,779,000, earning interest of 5.3% and maturing on June 30, 1999, serves as collateral for this line of credit. The interest rate on the line is 6.75%. At July 31, 1998, $4,073,000 was outstanding on this line of credit.

In November 1997, one of the Company's wholly owned subsidiaries obtained an additional line of credit from a bank to provide working capital financing and funds for other general corporate purposes of the subsidiary. The line of credit is secured by substantially all the assets of the subsidiary, and provides for borrowing up to a maximum principal amount of $5 million through September 30, 1998, at which time the outstanding balance on the line must be paid. The interest rate on the line is equal to the prime rate. At July 31, 1998, $1,885,000 was outstanding on this line of credit of which $1.3 million was used for the acquisition of Kang & Lee.

On February 2, 1998, the Company received proceeds from a loan for $665,000 from a bank. The three-year balloon note bears interest at the rate of 9%, payable in monthly principal and interest installments of $5,992 through December 2, 2001, with a balloon payment of approximately $184,000 in January 2002. The loan is secured by a mortgage on the building in which the Company's current principal offices are located and is personally guaranteed by an officer of the Company. As of July 31, 1998, $659,025 was outstanding on this note.

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

On July 17, 1998, the Company sold the building which houses the LA office of The Leap Partnership, Inc. The building was sold for $3.48 million and generated $2 million in cash after retiring $1.4 million of mortgage debt on the building and after payment of all closing costs.

The Company believes that the existing and future credit facilities, funds from capital markets, funds from operations, and the cash received as discussed above will be sufficient to meet the Company's cash requirements for at least the next twelve months. The Company's capital requirements will depend on numerous factors, including the rates at which the Company grows, expands its personnel and infrastructure to accommodate growth and invests in new technologies. The Company has various ongoing needs for capital, including working capital for operations, project development costs and capital expenditures to maintain and expand its operations. In addition, as part of its strategy, the Company evaluates potential acquisitions of, or alliances with, businesses that extend or complement the Company's business. The Company may in the future consummate acquisitions or alliances which may require the Company to make additional capital expenditures, and such expenditures may be significant. Future acquisitions and alliances may be funded with available cash from seller financing, institutional financing, issuance of common stock of the Company and/or additional equity or debt offerings. There can be no assurance that the Company will be able to raise any additional required capital on favorable terms, or at all.


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


Dependence on Key Clients and Projects

An important part of the Company's strategy is to develop in-depth, long term relationships with a select group of clients in a variety of industries. Consistent with such a strategy, a large portion of the Company's revenues has been, and is expected to continue to be, concentrated among a relatively limited number of nationally recognized clients. For the quarter ended July 31, 1998, one client accounted for 29.6% of consolidated revenues. For the quarter ended July 31, 1997, the same client accounted for 29.6% of consolidated revenues.

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

AT&T Corporation, a major client of both YAR and One World Communications, Inc. ("One World") has recently made across the board reductions in its marketing programs for calendar 1998 to reduce costs and has indicated that cost control pressures are likely to continue in the future. The Company is currently negotiating a definitive agreement to sell various assets of One World and the AT&T business of YAR to Young & Rubicam (See Note 3). The execution of such agreement and the consummation of such sale will depend upon the satisfaction of a number of conditions, including without limitation the resolution of litigation between the Company and the former owners of YAR (See Item 1). There can be no assurance that such sale will occur and if such sale does not occur and AT&T transfers its business to another agency, the business, results of operations and financial condition of the Company would be materially adversely affected.

Management believes that the loss of other key clients and varying effects of seasonality, as described above, could also have an adverse impact on the Company's business, results of operations and financial condition, particularly in the short term.


Note Regarding Forward-Looking Statements

This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its Management are intended to identify such forward-looking statements. A number of important factors could cause the Company's actual results, performance or achievements for fiscal 1999 and beyond to differ materially from that expressed in such forward-looking statements. These factors are set forth in the Company's Registration Statement on Form S-1 (File No. 333-05051) under the heading "Risk Factors" and include, without limitation, material changes in economic conditions in the markets served by the Company's clients; competition in the Company's industry; uncertainties relating to the developing market for new media; changing technologies; seasonality; costs and uncertainties relating to establishing new offices and bringing them to profitability; costs and uncertainties relating to YAR and Kang & Lee acquisitions and other acquisitions, including Leap's ability to successfully manage and integrate the acquired companies; costs and uncertainties relating to the Young & Rubicam transaction (see Notes 3, 8 and 9 to the Company's financial statements) and the Company's dependence on key clients and projects (as discussed above under "Dependence on Key Clients and Projects") and key personnel.

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

          In February 1998, The Leap Partnership, Inc. ("Leap"), a wholly-owned subsidiary of the Company, filed an action in state court of Illinois against The Chicago Tribune ("Tribune") seeking damages in excess of $415,000 for failure to pay the full amount due for the development of software. In June 1998, the Tribune filed responsive pleadings denying Leap's claim and filed a counterclaim for $571,000, as a refund of the amount previously paid by the Tribune to Leap. In July 1998, the parties settled the case without payment by either party. The case was dismissed in August 1998.

          In July 1998, Yuri Radzievsky and Anna Radzievsky filed a Notice of Intent to Arbitrate (the "Arbitration") with the American Arbitration Association alleging that the Company and Rayco Group, Inc. (now known as YAR Communication, Inc. ("YAR"), a wholly owned subsidiary of the Company), breached their employment agreements and the April 1997 Asset Purchase Agreement, whereby YAR acquired various assets from the company owned by Yuri Radzievsky and Anna Radzievsky. The Claimants seek an unspecified amount of damages and seek to enjoin the transaction with Young & Rubicam ("Y&R") (see Note 3), whereby Y&R would acquire various assets and assume certain liabilities of certain of the Company's subsidiaries. In August 1998, the Company and YAR filed an action in the Supreme Court of the State of New York against Yuri Radzievsky and Anna Radzievsky to stay the Arbitration on the grounds that the matter is not arbitrable. On September 9, 1998, Yuri Radzievsky and Anna Radzievsky sent a letter to the American Arbitration Association seeking to withdraw the Arbitration. Management does not believe that the Arbitration claims have any merit. The parties are conducting settlement negotiations.


          On September 8, 1998, Yuri Radzievsky, Anna Radzievsky and Yurianna, Inc. filed an action in the Supreme Court of the State of New York against the Company, YAR and Young & Rubicam, Inc. ("Y&R") seeking declaratory relief that the transaction with Y&R, whereby Y&R would acquire various assets and assume certain liabilities of certain of the Company's subsidiaries, constitutes a breach of the April 1997 Asset Purchase Agreement and the April 1997 employment agreements with Yuri Radzievsky and Anna Radzievsky. The plaintiffs sought to enjoin the transaction with Y&R, unspecified compensatory damages, punitive damages, and attorney fees and costs. On September 14, 1998, the plaintiffs filed a notice to discontinue the action, a filed copy of which was delivered to the Company. The parties are conducting settlement negotiations.

          There are no other significant claims or lawsuits against the Company.


Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits
              10.1 Line of Credit Agreement, dated June 30, 1998, between Manufacturer's Bank and The Leap Group, Inc.
              11.   Statement Regarding Computation of Per-Share Earnings
              27.   Financial Data Schedule

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


                                   THE LEAP GROUP, INC.
                                   --------------------
                                      (Registrant)



Date:  September 14, 1998          By:  /s/ FREDERICK A. SMITH
                                   -----------------------------------
                                   Frederick A. Smith, Chairman and Chief
                                   Executive Officer (principal executive,
                                   financial and accounting officer)

                             THE LEAP GROUP, INC.



                                 EXHIBIT INDEX



          Exhibit
          Number      Exhibits
          ------      --------


           10.1 Line of Credit Agreement, dated June 30, 1998, between Manufacturer's Bank and The Leap Group, Inc.

           11.        Statement Regarding Computation of Per-Share Earnings

           27.        Financial Data Schedules