Form 10-Q
period 1998-10-31
LEAP GROUP INC
filed 1998-12-14
CIK 1015665

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1998

                                      OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----

                        Commission file number 0-20835


                             THE LEAP GROUP, INC.
            (Exact name of registrant as specified in its charter)



          Delaware                                                36-4079500
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

                                                  Outstanding Shares at
                 Class                               December 9, 1998
      ------------------------------              ---------------------

      Common Stock - $0.01 par value                    13,598,866

                             The Leap Group, Inc.

                                   Form 10-Q
                             for the period ended
                               October 31, 1998

                                     Index


Part I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated Balance Sheets --
                    October 31, 1998 (Unaudited)
                    and January 31, 1998                                      3

           Consolidated Statements of Operations --
                    Three Months Ended and Nine Months Ended
                    October 31, 1998 and 1997 (Unaudited)                     5

           Consolidated Statements of Cash Flows --
                    Nine Months Ended
                    October 31, 1998 and 1997 (Unaudited)                     6

           Notes to Consolidated Financial Statements                         7


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      10


Part II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                                  16

  Item 6.  Exhibits and Reports on Form 8-K                                   17



SIGNATURES                                                                    17

Part I.   Financial Information


Item 1.   Financial Statements


                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                          October 31,     January 31,
                                                                                          -----------     -----------
                                                                                             1998            1998
                                                                                             ----            ----
                                                                                          (unaudited)
                                 ASSETS
Current Assets
  Cash and cash equivalents..................................................             $12,346,377     $ 7,214,261
  Accounts receivable (net of allowance of
    $730,916 and $859,611, respectively).....................................               6,466,635       6,348,071
  Costs in excess of billings (net of allowance of
    $10,374 and $85,374, respectively).......................................                 871,199         951,214
  Prepaid expenses...........................................................                 347,575         249,203
  Refundable income taxes....................................................                 320,000         320,000
  Deferred income tax asset (Note 5).........................................                       -         530,000
                                                                                          -----------     -----------
    Total current assets.....................................................              20,351,786      15,612,749
                                                                                          -----------     -----------
Property and Equipment
  Land.......................................................................                 158,921         158,921
  Building and building improvements.........................................                 493,473         504,472
  Leasehold improvements.....................................................                 933,870       1,255,062
  Computer equipment.........................................................               1,702,161       3,606,318
  Furniture and equipment....................................................                 396,448       1,197,926
                                                                                          -----------     -----------
                                                                                            3,684,873       6,722,699
  Less accumulated depreciation..............................................                (806,430)     (1,528,867)
                                                                                          -----------     -----------
    Net property and equipment...............................................               2,878,443       5,193,832
                                                                                          -----------     -----------
Other Assets
  Building held for sale.....................................................                       -       2,321,689
  Intangible assets..........................................................                       -      17,596,464
  Deferred income tax asset (Note 5).........................................                       -       2,430,061
  Other assets...............................................................                 106,918       2,899,426
                                                                                          -----------     -----------
    Other assets.............................................................                 106,918      25,247,640
                                                                                          -----------     -----------
Total Assets.................................................................             $23,337,147     $46,054,221
                                                                                          ===========     ===========


                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                            October 31,      January 31,
                                                                                            -----------      -----------
                                                                                               1998             1998
                                                                                               ----             ----
                                                                                            (unaudited)
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable...........................................................              $  2,155,223      $ 4,579,435
  Accrued expenses...........................................................                   752,123        1,207,237
  Accrued restructuring (Note 4).............................................                   775,149          630,000
  Billings in excess of costs................................................                     3,860          394,760
  Notes payable (Note 6).....................................................                 4,729,186        7,613,478
  Current portion of capital lease obligations...............................                   363,651          368,006
                                                                                           ------------      -----------
    Total current liabilities................................................                 8,779,192       14,792,916
Long-Term Liabilities
  Capital lease obligations..................................................                   142,971          420,591
                                                                                           ------------      -----------
Total Liabilities............................................................                 8,922,163       15,213,507
                                                                                           ------------      -----------

Commitments and Contingencies (Note 7)

Stockholders' Equity
  Preferred stock, $.01 par value, 20,000,000 shares authorized,
    no shares issued or outstanding..........................................                         -                -
  Common stock, $.01 par value; 100,000,000 shares authorized,
    13,648,866 and 13,636,866 shares issued and outstanding as of
    October 31, 1998 and January 31, 1998, respectively......................                   136,489          136,369
  Additional paid in capital.................................................                35,680,845       35,600,964
  Retained earnings..........................................................               (21,251,220)      (4,745,489)
  less cost of 50,000 shares of common stock held in treasury................                  (151,130)        (151,130)
                                                                                           ------------      -----------
      Total Stockholders' Equity.............................................                14,414,984       30,840,714
                                                                                           ------------      -----------

                                                                                           ============      ===========
Total Liabilities and Stockholders' Equity...................................              $ 23,337,147      $46,054,221
                                                                                           ============      ===========





The accompanying notes to the financial statements are an integral part of these statements.

                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended             Nine Months Ended
                                                ------------------             -----------------
                                                    October 31,                    October 31,
                                                    -----------                    -----------
                                                1998            1997           1998            1997
                                            ------------    -----------    ------------    -----------
                                                    (unaudited)                    (unaudited)
Revenues................................    $  8,410,295    $ 7,182,491    $ 27,776,301    $19,226,576
Operating expenses:
  Direct costs and related
   Expenses.............................       3,389,358      2,779,777      11,004,189      7,850,803
  Salaries and related expenses.........       3,967,401      4,970,052      12,425,255     12,937,968
  General and administrative
   Expenses.............................       2,533,471      3,225,856       6,695,381      7,052,889
  Impairment of long-term assets........       9,239,814          -           9,239,814         -
  Restructuring expense.................         738,494      1,149,712         738,494      1,149,712
                                            ------------    -----------    ------------    -----------
     Total operating expenses...........      19,868,538     12,125,397      40,103,133     28,991,372
                                            ------------    -----------    ------------    -----------
Operating loss..........................     (11,458,243)    (4,942,906)    (12,326,832)    (9,764,796)
              Loss on divestitures            (1,802,306)         -          (1,802,306)        -
              Gain on sale of building            -               -           1,154,588         -
              Net interest (expense) /           (27,074)       (45,657)       (146,125)       347,067
               income...................    ------------    -----------    ------------    -----------
Loss before income taxes................     (13,287,623)    (4,988,563)    (13,120,675)    (9,417,729)
              Income tax benefit /
               (expense)................      (3,306,988)     1,949,968      (3,385,056)     3,672,914
                                            ------------    -----------    ------------    -----------
Net loss................................    $(16,594,611)   $(3,038,595)   $(16,505,731)   $(5,744,815)
                                            ============    ===========    ============    ===========
Net loss per share
  Basic & Diluted.......................    $      (1.22)   $     (0.22)   $      (1.21)   $      (.42)
                                            ============    ===========    ============    ===========

          The accompanying notes to the financial statements are an
                      integral part of these statements.

                     THE LEAP GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Nine Months Ended
                                                                                       -----------------
                                                                                          October 31,
                                                                                          -----------
                                                                                    1998                1997
                                                                                    ----                ----
                                                                                          (unaudited)
Cash flows from operating activities:
  Net loss................................................................      ($16,505,731)       ($5,744,815)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization.......................................         2,743,424          1,356,767
      Deferred income taxes (Note 5)......................................         2,960,061         (3,672,314)
      Loss on divestiture (Note 3)........................................         1,802,306                  -
      Restructuring reserves (Note 4).....................................           738,494          1,149,712
      Gain on sale of building............................................        (1,154,588)                 -
      Impairments of long-term assets (Note 4)............................         9,239,814                  -
      Changes in operating assets and liabilities:
        Accounts receivable...............................................          (805,638)         4,064,593
        Costs in excess of billings.......................................          (295,036)           (45,646)
        Prepaid expenses..................................................           (98,372)          (131,487)
        Other assets......................................................           (76,172)            57,744
        Accounts payable..................................................        (2,876,255)         1,102,056
        Accrued expenses..................................................           744,209         (1,504,260)
        Billings in excess of costs.......................................          (390,900)          (251,052)
                                                                                ------------       ------------
 Net cash used in operating activities....................................        (3,974,384)        (3,618,702)
                                                                                ------------       ------------

Cash flows from investing activities:
  Acquisition, net of cash................................................                 -        (22,667,891)
  Business divestitures (Note 3)..........................................         5,300,000                  -
  Release of escrow monies in connection with YAR.........................         2,725,186                  -
  Proceeds from sale of LA building.......................................         3,476,277                  -
  Capital expenditures....................................................        (1,009,185)        (3,579,751)
  Capitalized software development costs..................................          (119,283)          (524,512)
  Repayment / issuance of notes receivable................................         1,819,770         (1,773,778)
                                                                                ------------       ------------
  Net cash provided by / (used in) investing activities...................        12,192,765        (28,545,932)
                                                                                ------------       ------------

Cash flows from financing activities:
  Net outlays related to common stock issuance............................            80,002             (1,544)
  Payments for treasury stock.............................................                 -           (151,130)
  Net borrowings/(repayments) on:
    Notes payable.........................................................        (2,884,292)         6,116,240
    Mortgage payable......................................................                 -                  -
    Repayment of capital lease financing..................................          (281,975)           (48,881)
                                                                                ------------       ------------
  Net cash (used in) / provided by financing activities...................        (3,086,265)         5,914,685
                                                                                ------------       ------------

Net (decrease) / increase in cash and cash equivalents....................         5,132,116        (26,249,949)
Cash and cash equivalents, at beginning of period.........................         7,214,261         32,312,749
                                                                                ------------       ------------
Cash and cash equivalents, at end of period...............................      $ 12,346,377       $  6,062,800
                                                                                ------------       ------------

Supplementary disclosure of cash paid during the period:
  Interest paid...........................................................      $    432,571       $    750,347
  Taxes paid..............................................................      $    299,418       $          -
Schedule of noncash investing and financing activities:
  Equipment purchased under capital lease
    Obligations...........................................................      $          -       $    829,478

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

The unaudited consolidated financial statements for the three and nine month periods ended October 31, 1998 and 1997, respectively, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 1, 1998.

In April 1997, the Company acquired YAR Communications, Inc. ("YAR") and in November 1997, the Company also acquired One World Communications, Inc., which consists of Kang & Lee Advertising and K&L West Advertising (jointly referred to as "Kang & Lee" or "One World"). In accordance with the purchase accounting method, YAR's and One World's results have been included within the Company's results since their respective acquisition dates of April 1, 1997 and November 1, 1997. Due to the sale of One World as described in Note 3, One World's results have only been included through the effective closing date of September 30, 1998.

The results of operations for the three and nine month periods ended October 31, 1998 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending January 31, 1999.

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

The Company adopted SFAS No. 128 in fiscal 1998 and has retroactively restated all periods presented. The weighted average number of common shares used in determining basic and diluted income (loss) per share attributable to common stockholders for the three and nine months ended October 31, 1998 and 1997 is as follows:

                                        Three Months Ended October 31,    Nine Months Ended October 31,
                                        ------------------------------    -----------------------------
                                           1998                1997          1998               1997
                                           ----                ----          ----               ----
Common shares outstanding--Basic        13,648,866          13,614,667    13,646,199         13,613,037
Common stock equivalents                    -                   -             -                  -
                                        ----------          ----------    ----------         ----------
Common shares outstanding--Diluted      13,648,866          13,614,667    13,646,199         13,613,037


NOTE 3 -- Divestitures

During the current quarter, the Company completed the sale of various assets of its One World subsidiary and the transfer of the AT&T account of YAR Communications, Inc. (see Note 4). This transaction resulted in a combined pretax loss of $1.8 million in the current quarter, which reflects the sale of various assets of the One World subsidiary and approximately $6.5 million of YAR goodwill related to the AT&T account. As consideration for the sale, the Company received $5.3 million in cash on October 22, 1998. Additional consideration of up to $1.5 million may be received in the fourth quarter after the resolution of a net tangible assets audit.

NOTE 4 -- Restructuring Plan and Other Unusual Charges

The Company recorded pretax restructuring charges of $738,000 during the three months ended October 31, 1998. The cost of the plan has been accounted for in accordance with the guidance set forth in Emerging Issues Task Force issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". The Company implemented the plan to restructure the YAR operations as a result of losses and due to the transfer of the account of its largest client (see Note 3 and below). As a result of the plan, a layer of executive management was replaced with officers from the holding company. Under the new management, office space was consolidated, property and other long-lived assets were reviewed for future utility, and additional cost saving opportunities have been identified and are currently being pursued. The pretax charge of $738,000 is comprised of employee termination costs, lease termination costs, asset write-downs, and other related costs that have been or are anticipated to be incurred as a direct result of the plan. The unpaid restructuring costs are expected to be paid out within the next year.

During the current quarter, the Company continued to review its strategies related to YAR. The Company evaluated the recoverability of certain long-lived assets pursuant to the provisions of Financial Accounting Standards Board (FASB) Statement No. 121 for impaired assets held for use. A non-cash pre-tax charge of $7.0 million was recognized for the impairment of the remaining YAR business and goodwill due to the transfer of its AT&T account. AT&T Corporation, a major client of both YAR and One World, made across the board reductions in its marketing programs in 1998 to reduce costs and had indicated that cost control pressures were likely to continue in the future. In connection with AT&T's plan to transfer its YAR business to Young & Rubicam, another AT&T agency, the Company negotiated a definitive agreement to sell and transfer various assets of One World and the AT&T business of YAR Communications, Inc. to Young & Rubicam. The AT&T account had represented approximately 55% of YAR's revenue for the last fiscal year ended January 31, 1998 and approximately 36% of YAR's revenue for the nine months ended October 31, 1998. As a result of the transfer of the AT&T account and the restructuring of the remaining YAR business, the Company recognized the impairment loss of the remaining $7.0 million in YAR goodwill.

Further, in accordance with FASB Statement No. 121, the Company recorded an impairment loss of approximately $1.5 million in order to adjust the book value of property and equipment associated with the YAR business to its fair value based on an appraisal. Finally, the Company wrote off approximately $742,000 of unamortized capitalized software costs as events occurred which led management to determine that such costs were likely not realizable.

NOTE 5 -- Income Taxes

As of October 31, 1998, the Company has a deferred tax asset of approximately $8.1 million. Approximately $5.2 million of the deferred tax assets relates to operating loss carryforwards for federal and state income tax purposes. The remaining $2.9 million of the deferred tax asset relates to differences between the financial reporting basis and the tax reporting basis of assets and liabilities. The most significant of these is the goodwill attributable to the YAR acquisition of approximately $7.0 million which was written off for financial reporting purposes during the quarter ended October 31, 1998. This goodwill continues to have tax basis and the Company will continue to receive tax deductions associated with this goodwill amortization.

The Company has provided a valuation reserve against the entire deferred tax asset primarily due to the transfer of the AT&T business and the YAR restructuring. Management is optimistic about the future operations of the business, has undertaken a restructuring at YAR in an effort to improve its operating results, has won a significant new account, Hardees, at Leap Partnership, and continues to pursue a variety of new business opportunities at all of its subsidiaries. For these reasons, management is optimistic about the Company's ability to realize the benefits of the deferred tax asset and, in fact, expects to realize those benefits.

However, the Company has provided the full valuation reserve due to its limited operating history and recent operating losses, the volatility of the industry, and the transfer of the AT&T account. For these reasons, management considered the events which have occurred during the quarter, coupled with its philosophy of conservative accounting, and has supported the establishment of a valuation reserve. To the extent that the Company achieves future taxable income, no provision will be recorded until the operating losses have been fully utilized.

NOTE 6 -- Line of Credit

In September 1998, repayment of the Company's outstanding balance on a $5 million line of credit was extended to October 31, 1998. On October 22, 1998, the $1,895,000 outstanding balance on this line of credit, including accrued interest, was paid in full and this line of credit was retired.

NOTE 7 -- Litigation

In November 1998, the Company filed a complaint in the Supreme Court of the State of New York against Finkle, Ross & Rost, L.L.P., the former accountants for Yurianna, Inc. (the company from which YAR acquired various assets), alleging breach of contract and accountant malpractice. The action seeks damages in excess of $13,500,000 and such other relief as the court deems just and equitable.

In December 1998, Finkle, Ross & Rost,L.L.P. filed a complaint in the Supreme Court of the State of New York against the Company for $28,750 for accounting services rendered. Although Finkle, Ross & Rost, L.L.P. has performed services for the Company, the Company intends to vigorously oppose this claim due to the quality of services provided.

On December 4, 1998, Yuri and Anna Radzievsky (the Radzievskys), former employees of YAR Communications, Inc. (YAR), filed a multi-count Demand for Arbitration with the American Arbitration Association (AAA) against the Company and YAR. The Demand seeks: (1) a declaration that the Radzievskys' termination from YAR was allegedly "without cause", and that failure to continue to pay each of the Radzievskys' Base Salary violates their respective employment agreements; and (2) a declaration of various rights that flow from the foregoing determinations, under the Radzievskys' Employment Agreements and Stock Option Agreements. The Demand also asserts, inter alia, various other breaches of the Radzievskys' Employment Agreements and of the Asset Purchase Agreement between YAR, the Company, and the Radzievskys; unfair competition; and tortious interference with business relations and prospective business relations. The Demand seeks compensatory damages in excess of $3.5 million and punitive damages in excess of $3.5 million. The Company and YAR deny that any of the claims have merit and intend to vigorously defend against the Demand.

On December 10, 1998, the Company and YAR filed a Complaint in the Supreme Court of the State of New York against the Radzievskys and Greg Fomin, also a former employee of YAR, alleging (1) multiple breaches of fiduciary duty by the Radzievskys and by Fomin, and seeking compensatory damages as the result; and
(2) tortious interference by the Radzievskys with the Company's business relations regarding its transaction with Young & Rubicam, and claiming compensatory damages in excess of $4.2 million and punitive damages of $9 million.

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

In April 1997, the Company acquired YAR Communications, Inc. ("YAR") and in November 1997, the Company also acquired One World Communications, Inc., which consists of Kang & Lee Advertising and K&L West Advertising (jointly referred to as "Kang & Lee" or "One World"). Both business combinations were accounted for using the purchase accounting method. In accordance with the purchase accounting method, YAR's and One World's results have been included within the Company's results since their respective acquisition dates of April 1, 1997 and November 1, 1997. Due to the sale of One World, One World's results have only been included through the effective closing date of September 30, 1998.

Results of Operations

THREE MONTHS ENDED OCTOBER 31, 1998 AND OCTOBER 31, 1997

Revenues
--------

Revenues increased to $8.4 million for the three months ended October 31, 1998 from $7.2 million for the three months ended October 31, 1997, an increase of $1.2 million or 17%. The net increase of $1.2 million is primarily due to the addition of Kang and Lee revenues of approximately $2.6 million. Per above, Kang and Lee was acquired in November 1997 and so its results are not included in the prior year quarter. Additionally, there was an increase in Leap's existing client revenue of approximately $113,000, offset by a decrease of approximately $1.5 million in existing business of YAR (See Note 3).

Direct Costs and Related Expenses
---------------------------------

Direct costs and related expenses generally consist of production costs which include services such as filming, animation, editing, special effects, photography and illustrations, artwork, computer design and various related production services which are generally outsourced, talent and other costs related to creative executions which may include traditional media as well as new technologies and multimedia. Direct costs and related expenses increased to $3.4 million for the three months ended October 31, 1998 from $2.8 million for the three months ended October 31,1997, an increase of $610,000 or 22%. The increase was primarily due to the addition of $1.5 million in Kang and Lee's direct expenses. As per above, Kang and Lee's results are not included in the prior year quarter. The increase from Kang and Lee was offset by decreases in direct expenses at YAR of approximately $380,000 and at Leap of approximately $526,000 due to a change in the mix of services.

Salaries and Related Expenses
-----------------------------

Salaries and related expenses consist primarily of salaries and wages for employees and freelancers, related payroll tax expenses, group medical and dental insurance coverages and recruiting expenses. Salaries and related expenses decreased to $4.0 million for the three months ended October 31, 1998 from $5.0 million for the three months ended October 31, 1997, a decrease of approximately $1.0 million or 20%. The decrease in expense reflects a reduction of approximately $2 million in salaries and related expenses due to cost containment measures at the Company, offset by the addition of Kang and Lee's 75 employees which represents $946,000 in salaries and related expenses for the three months ended October 31, 1998.

General and Administrative Expenses
-----------------------------------

General and administrative expenses include space and facilities expenses, corporate expenses, depreciation, insurance, legal and accounting fees and management information system expenses. General and administrative expenses decreased to $2.5 million for the three months ended October 31, 1998 from $3.2 million for the three months ended October 31, 1997, a decrease of $692,000 or 22%. The decrease is primarily due to reductions in expenses of $1.6 million at Leap, offset by the addition of Kang and Lee's general and administrative expenses of approximately $932,000 for the three months ended October 31, 1998.

Other Income and Expense
------------------------

Other income consists of interest income of $69,000 and $334,000 for the three months ended October 31, 1998 and 1997, respectively. During the three months ended October 31, 1998, the interest income was offset by interest expense of $96,000 and by the loss on the divestiture of the One World subsidiary and YAR AT&T account of $1.8 million (see Note 3). During the three months ended October 31, 1997, the interest income was offset by interest expense of approximately $380,000.

Income Taxes
------------

The combined federal and state effective income tax rates were 24.9% and 39.1% for the three months ended October 31, 1998 and 1997, respectively. As of October 31, 1998, the Company has a deferred tax asset of approximately $8.1 million. Approximately $5.2 million of the deferred tax assets relates to operating loss carryforwards for federal and state income tax purposes. The remaining $2.9 million of the deferred tax asset relates to differences between the financial reporting basis and the tax reporting basis of assets and liabilities. The most significant of these is the goodwill attributable to the YAR acquisition of approximately $7.0 million which was written off for financial reporting purposes during the quarter ended October 31, 1998. This goodwill continues to have tax basis and the Company will continue to receive tax deductions associated with this goodwill amortization.

The Company has provided a valuation reserve against the entire deferred tax asset primarily due to the transfer of the AT&T business and the YAR restructuring. Management is optimistic about the future operations of the business, has undertaken a restructuring at YAR in an effort to improve its operating results, has won a significant new account, Hardees, at Leap Partnership, and continues to pursue a variety of new business opportunities at all of its subsidiaries. For these reasons, management is optimistic about the Company's ability to realize the benefits of the deferred tax asset and, in fact, expects to realize those benefits.

However, the Company has provided the full valuation reserve due to its limited operating history and recent operating losses, the volatility of the industry, and the transfer of the AT&T account. For these reasons, management considered the events which have occurred during the quarter, coupled with its philosophy of conservative accounting, and has supported the establishment of a valuation reserve. To the extent that the Company achieves future taxable income, no provision will be recorded until the operating losses have been fully utilized.

NINE MONTHS ENDED OCTOBER 31, 1998 AND OCTOBER 31, 1997

Revenues
--------

Revenues increased to $27.8 million for the nine months ended October 31, 1998 from $19.2 million for the nine months ended October 31, 1997, an increase of $8.5 million or 45%. The net increase of $8.5 million is primarily attributable to the addition of $7.7 million of Kang and Lee revenues. Per above, Kang and Lee was acquired in November 1997, and so its results are not included in the prior period. Additionally, there were increases in new and existing business at Leap of $608,000 and at YAR of $241,000 because of two additional months of revenue in the current period, as YAR was acquired in April 1997.

Direct Costs and Related Expenses
---------------------------------

Direct costs and related expenses increased to $11.0 million for the nine months ended October 31, 1998 from $7.9 million for the nine months ended October 31, 1997, an increase of $3.1 million or 40%. The increase was primarily attributable to the addition of $3.5 million of Kang and Lee's direct expenses. Additionally, there was an increase of $437,000 at YAR because it was acquired in April 1997 and so the months of February and March 1997 are not included in the prior year period. Also, the increase in direct expenses was offset by a decrease of approximately $840,000 in direct expenses at Leap as a result of a change in the mix of services.

Salaries and Related Expenses
-----------------------------

Salaries and related expenses decreased to $12.4 million for the nine months ended October 31, 1998, from $12.9 million for the nine months ended October 31, 1997, a decrease of approximately $500,000 or 4%. During the nine months ended October 31, 1998, salaries expense decreased $3.9 million due to overall cost management efforts at Leap, which was offset by an increase of $2.9 million due to the addition of 75 employees at Kang and Lee and by an increase of $441,000 at YAR because of the two additional months of salaries and related expense in the current period, as YAR did not contribute expenses in February and March of 1997 because it was acquired in April of 1997.

General and Administrative Expenses
-----------------------------------
General and administrative expenses decreased to $6.7 million for the nine months ended October 31, 1998 from $7.1 million for the nine months ended October 31, 1997, a decrease of $358,000 or 5%. The decrease is primarily due to a reduction of $2.5 million of general and administrative expenses at Leap as a result of continued cost reduction measures, offset by the addition of $1.8 million of Kang and Lee's expenses and an increase of $331,000 of YAR expenses prior to the Restructuring (see Note 4).

Interest Income and Expense
---------------------------

Other income during the nine months ended October 31, 1998, consists of interest income of $297,000 and a gain on the sale of The Leap Partnership's Los Angeles office building of $1.2 million. This income was offset by interest expense of $443,000 and by the loss on the divestiture of the One World subsidiary and YAR AT&T account of $1.8 million (see Note 3). During the nine months ended October 31, 1997, interest income of $1.2 million was offset by interest expense of approximately $858,000.

Income Taxes
------------

The combined federal and state effective income tax rates were 24.9% and 39.1% for the nine months ended October 31, 1998 and 1997, respectively. As of October 31, 1998, the Company has a deferred tax asset of approximately $8.1 million. Approximately $5.2 million of the deferred tax assets relates to operating loss carryforwards for federal and state income tax purposes. The remaining $2.9 million of the deferred tax asset relates to differences between the financial reporting basis and the tax reporting basis of assets and liabilities. The most significant of these is the goodwill attributable to the YAR acquisition of approximately $7.0 million which was written off for financial reporting purposes during the quarter ended October 31, 1998. This goodwill continues to have tax basis and the Company will continue to receive tax deductions associated with this goodwill amortization.

The Company has provided a valuation reserve against the entire deferred tax asset primarily due to the transfer of the AT&T business and the YAR restructuring. Management is optimistic about the future operations of the business, has undertaken a restructuring at YAR in an effort to improve its operating results, has won a significant new account, Hardees, at Leap Partnership, and continues to pursue a variety of new business opportunities at all of its subsidiaries. For these reasons, management is optimistic about the Company's ability to realize the benefits of the deferred tax asset and, in fact, expects to realize those benefits.

However, the Company has provided the full valuation reserve due to its limited operating history and recent operating losses, the volatility of the industry, and the transfer of the AT&T account. For these reasons, management considered the events which have occurred during the quarter, coupled with its philosophy of conservative accounting, and has supported the establishment of a valuation reserve. To the extent that the Company achieves future taxable income, no provision will be recorded until the operating losses have been fully utilized.


Liquidity and Capital Resources
-------------------------------

Since its inception, the Company has primarily financed its operations and investments in property and equipment through cash generated from bank borrowings, proceeds from the Company's initial public offering, loans from a Company officer and equipment leases.

At October 31, 1998 the Company had $11.6 million of working capital, inclusive of $12.3 million in cash and cash equivalents, compared to working capital of $820,000 at January 31, 1998. Cash and cash equivalents increased $5.1 million during the nine months ended October 31, 1998, and decreased $26.2 million during the prior nine months. The increase in cash in the current fiscal year is primarily attributable to: (1) the $5.3 million in proceeds from the sale of the One World subsidiary and the transfer of the YAR AT&T account (see Note 3); (2) the sale of the Los Angeles building which generated $3.4 million in cash; (3) in April 1998, an escrow settlement was made in connection with the YAR acquisition and the Company received $3 million in cash; (4) offset by the retirement of $3.1 million in debt; and, (5) by $3.9 million of cash used in operations. The decrease during the nine months ended October 31, 1997, was primarily attributable to (1) a decrease in cash provided from operating activities of $3.6 million; (2) an increase in cash used in investing activities of $28.5 million which is attributable to the acquisition of YAR, the financing of a strategic partner, Vivid Publishing, Inc., and expenditures for property, equipment, and software development costs; and (3) offset by an increase in cash provided by financing activities of $5.9 million used to fund the acquisition, the opening of the Los Angeles office, the creation of a new subsidiary, Quantum Leap Communications, Inc., the loan to a strategic partner, and other working capital requirements.

On October 22, 1998, the Company received $5.3 million in cash from the sale of various assets of the One World subsidiary and the transfer of the YAR AT&T account. (See Note 3). Additional consideration for the sale of up to $1.5 million may be received in the fourth quarter after the resolution of a net tangible assets audit.

In November 1997, one of the Company's wholly owned subsidiaries obtained an additional line of credit from a bank to provide working capital financing and funds for other general corporate purposes of the subsidiary. The line of credit was secured by substantially all the assets of the subsidiary, and provided for borrowing up to a maximum principal amount of $5 million through September 30, 1998. In September 1998, repayment on the line of credit was extended to October 31, 1998. On October 22, 1998, the $1,895,000 outstanding balance plus accrued interest to date was paid in full and this line of credit was retired.

On July 17, 1998, the Company sold the building which houses the LA office of The Leap Partnership, Inc. The building was sold for $3.48 million and generated $2 million in cash after retiring $1.4 million of mortgage debt on the building and after payment of all closing costs. These funds were also invested in short-term certificates of deposit and will be used for working capital and other general corporate purposes, including possible acquisitions.

Effective June 30, 1998, the Company refinanced $4,073,000 in outstanding debt by securing a $5 million line of credit through June 30, 2000. A certificate of deposit in the amount of $5,000,000, earning interest of 5.3% and maturing on June 30, 1999, serves as collateral for this line of credit. The interest rate on the line is 6.75%. At October 31, 1998, $4,073,000 was outstanding on this line of credit.

On May 29, 1998, Vivid Publishing, Inc. repaid the Company $1.9 million in repayment of amounts owed to the Company under a convertible debenture, accrued interest, and for additional creative and other services. The funds were invested in short-term certificates of deposit and will be used for working capital and other general corporate purposes, including possible acquisition.

On April 30, 1998, in connection with the YAR acquisition, the Company received $3 million in cash due to the release of escrowed funds. The funds reduced the purchase price of the acquisition and the amount of recorded goodwill. The funds were invested in short-term certificates of deposit and will be used for working capital and other general corporate purposes, including possible acquisitions.

On February 2, 1998, the Company received proceeds from a loan for $665,000 from a bank. The three-year balloon note bears interest at the rate of 9%, payable in monthly principal and interest installments of $5,992 through December 2, 2001, with a balloon payment of approximately $184,000 in January 2002. The loan is secured by a mortgage on the building in which the Company's current principal offices are located and is personally guaranteed by an officer of the Company. As of October 31, 1998, $656,186 was outstanding on this note.

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

Dependence on Key Clients and Projects

An important part of the Company's strategy is to develop in-depth, long term relationships with a select group of clients in a variety of industries. Consistent with such a strategy, a large portion of the Company's revenues has been, and is expected to continue to be, concentrated among a relatively limited number of nationally recognized clients. For the quarter ended October 31, 1998, one client (AT&T) accounted for 25% of consolidated revenues. For the quarter ended October 31, 1997, one client (AT&T) accounted for 31.1% of consolidated revenues.

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

AT&T Corporation, which has been a major client of both YAR and Kang & Lee, made across the board reductions in its marketing programs in 1998 to reduce costs. AT&T also indicated to the Company that it was looking to transfer its business to another agency in order to further consolidate its agencies. As such, the Company negotiated a definitive agreement to sell Kang & Lee and the AT&T business of YAR Communications, Inc. to another AT&T agency, Young & Rubicam (See Note 3). As a result of the sale, $5.3 million of the approximately $6.8 million in expected proceeds was received in October 1998, which mitigated the impact of the loss of AT&T on the Company's financial condition. The account had represented approximately 25% of the Company's consolidated revenues for the quarter ended October 31, 1998.

Management believes that the loss of other key clients and varying effects of seasonality, as described above, could also have an adverse impact on the Company's business, results of operations and financial condition, particularly in the short term.

Year 2000

The Company has assembled a Year 2000 task force which is in the process of identifying and assessing potential operating and software problems related to the "Year 2000" issue, both internally and externally. The Company's Year 2000 program will address both information technology and non-information technology systems. The Company's Year 2000 task force has completed an inventory of the hardware and software used in its operations and has assessed the Year 2000 readiness of most of the hardware and software inventoried. Based on this effort, the Company has identified only non-material Year 2000 issues, which will be resolved at little cost before September 30, 1999. Additionally, the Company is in the process of communicating with its significant vendors and other critical service providers to determine if such parties are year 2000 compliant or have effective plans in place to address the year 2000 issue and to determine the extent of the Company's vulnerability to the failure of such parties to remediate such issues. Based upon the responses that the Company receives from these third parties, the Company will assess its risks and develop appropriate contingency plans as needed.

The Company does not expect the impact of the Year 2000 to have a material adverse impact on the Company's business or results of operations. However, no assurances can be given that any failure to effectively complete the necessary changes to the Company's financial and operating systems on a timely basis or that unanticipated or undiscovered Year 2000 compliance problems arise that could have a material adverse effect on the Company's business and results of operations. In addition, there can be no assurance that Year 2000 non-compliance by any of the Company's clients or significant suppliers or vendors will not have a material adverse effect on the Company's business or results of operations.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its Management are intended to identify such forward-looking statements. A number of important factors could cause the Company's actual results, performance or achievements for fiscal 1999 and beyond to differ materially from that expressed in such forward-looking statements. These factors are set forth in the Company's Registration Statement on Form S-1 (File No. 333-05051) under the heading "Risk Factors" and include, without limitation, material changes in economic conditions in the markets served by the Company's clients; competition in the Company's industry; uncertainties relating to the developing market for new media; changing technologies; seasonality; costs and uncertainties relating to establishing new offices and bringing them to profitability; uncertainties related to certain litigation as described in Part II, Item 1; costs and uncertainties relating to the Young & Rubicam transaction (see Note 3) and the Company's dependence on key clients and projects (as discussed above under "Dependence on Key Clients and Projects") and key personnel.

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

          In November 1998, the Company filed a complaint in the Supreme Court of the State of New York against Finkle, Ross & Rost, L.L.P., the former accountants for Yurianna, Inc. (the company from which YAR acquired various assets), alleging breach of contract and accountant malpractice. The action seeks damages in excess of $13,500,000 and such other relief as the court deems just and equitable. In December 1998, Finkle, Ross & Rost, L.L.P. filed a complaint in the Supreme Court of the State of New York against the Company for $28,750 for accounting services rendered. Although Finkle, Ross & Rost, L.L.P. has performed services for the Company, the Company intends to vigorously oppose this claim due to the quality of services provided.

          On December 4, 1998, Yuri and Anna Radzievsky (the Radzievskys), former employees of YAR Communications, Inc. (YAR), filed a multi-count Demand for Arbitration with the American Arbitration Association
          (AAA) against the Company and YAR. The Demand seeks: (1) a declaration that the Radzievskys' termination from YAR was allegedly "without cause", and that failure to continue to pay each of the Radzievskys' Base Salary violates their respective employment agreements; and (2) a declaration of various rights that flow from the foregoing determinations, under the Radzievskys' Employment Agreements and Stock Option Agreements. The Demand also asserts, inter alia, various other breaches of the Radzievskys' Employment Agreements and of the Asset Purchase between YAR, the Company, and the Radzievskys; unfair competition; and tortious interference with business relations and prospective business relations. The Demand seeks compensatory damages in excess of $3.5 million and punitive damages in excess of $3.5 million. The Company and YAR deny that any of the claims have merit and intend to vigorously defend against the Demand.

          On December 10, 1998, the Company and YAR filed a Complaint in the Supreme Court of the State of New York against the Radzievskys and Greg Fomin, also a former employee of YAR, alleging (1) multiple breaches of fiduciary duty by the Radzievskys and by Fomin, and seeking compensatory damages as the result; and (2) tortious interference by the Radzievskys with the Company's business relations regarding its transaction with Young & Rubicam, and claiming compensatory damages in excess of $4.2 million and punitive damages of $9 million.

          There are no other significant claims or lawsuits against the Company.

Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits
              11.  Statement Regarding Computation of Per-Share Earnings
              27.  Financial Data Schedule

          b.  Reports on Form 8-K

              Form 8-K, dated October 22, 1998, and filed with the Commission on November 6, 1998, which includes unaudited pro forma financial information with respect to the Asset Sale of One World Communications, Inc. and the AT&T account of YAR Communications, Inc. to Young & Rubicam, Inc.

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

                                THE LEAP GROUP, INC.
                                --------------------
                                    (Registrant)


Date:  December 14, 1998        By: /s/ FREDERICK A. SMITH
                                ------------------------------------------------
                                Frederick A. Smith, Chairman and Chief Executive
                                Officer (principal executive, financial and
                                accounting officer)


                                 EXHIBIT INDEX

          Exhibit
          Number              Exhibits
          -------             --------

            11.               Statement Regarding Computation of Per-Share
                              Earnings

            27.               Financial Data Schedules