Form 10-K
period 1999-01-31
LEAPNET INC
filed 1999-04-30
CIK 1015665

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 1999

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-20835

                                 LEAPNET, INC.
                        (formerly The Leap Group, Inc.)
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

                Title of each Class          Name of each exchange
                -------------------           on which registered
                                             ----------------------
                       None                            None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy statement or informa-tion statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the Registrant, as of April 19, 1999, was $19,855,010 (based upon the closing sale price of the Common Stock on the NASDAQ National Market on April 19, 1999, and, for the purpose of this calculation only, assuming that all of the Registrant's directors and officers are affiliates.) There were 14,089,785 shares of Registrant's Common Stock, $.01 par value, outstanding as of April 19, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Notice of Annual Meeting and Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on June 15, 1999 (the "1999 Proxy Statement") (Part III).

                                 LEAPNET, INC.

                                   FORM 10-K
                           For The Fiscal Year Ended
                                January 31, 1999

                                     INDEX
PART I

Item                                                              Page

 1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . .   3
 2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . .   7
 3.   Legal Proceedings   . . . . . . . . . . . . . . . . . . . .   7
 4.   Submission of Matters to a Vote of Security Holders   . . .   8


PART II

 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters   . . . . . . . . . . . . . . . . .   8
 6.   Selected Financial and Operating Data   . . . . . . . . . .   9
 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations   . . . . . . . . .  10
7A.   Quantitative and Qualitative Disclosures About Market Risk.  18
 8.   Financial Statements and Supplementary Data   . . . . . . .  19
 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure   . . . . . . . . .  36


PART III

  10.  Directors and Executive Officers of the Registrant  . . .   37
  11.  Executive Compensation  . . . . . . . . . . . . . . . . .   37
  12.  Security Ownership of Management and Certain Beneficial
       Owners. . . . . . . . . . . . . . . . . . . . . . . . . .   37
  13.  Certain Relationships and Related Transactions  . . . . .   37


PART IV

  14.  Exhibits, Financial Statement Schedules and Reports on
       Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . .  37

 Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .   40

PART I

Item 1.    Business

The Company

Leapnet, Inc., formerly known as The Leap Group, Inc., ("Leapnet" or "the Company") develops creative solutions for the wired world by combining expertise in Internet advertising and development, global marketing communications and traditional advertising. On April 9, 1999, the Company changed its name to reflect the nature and future of the business with respect to Internet marketing and development. Based on its founding principle of creative excellence, Leapnet works with market-leading companies to develop compelling brand strategies and creates integrated campaigns comprised of online and offline communication elements. Through this integrated approach, Leapnet helps its clients develop and improve one-to-one relationships with their customers, extend their brands into the mass market and increase sales and market share.

Management believes that companies are shifting from marketing solely through traditional media--television, print, radio and outdoor--to a business environment in which virtually every U.S. company will conduct a portion of its business on the Internet. Jupiter Communications, an Internet research firm, projects that 51.5 million U.S. households will be online by the year 2000. Management believes that at the same time, new brands launched solely on the Internet are increasingly seeking mass market consumer advertising solutions that include television, print, radio and outdoor executions. Leapnet possesses both the expertise in traditional and Internet marketing that clients will increasingly require to stay competitive, and management believes that the Company is well-positioned to take advantage of these industry trends.

Leapnet offers a wide range of services to help companies market their products or services via the Internet as well as via traditional advertising and other offline media:

Strategic Internet Marketing and         E-Commerce/Internet/Extranet Solutions
   Brand Development                     Digital Strategy & Design
Content Production and Management        Television, Print and Radio Advertising
Creative Design and Development          Custom Applications Development
Online and Offline Advertising           Systems Integration
   and Promotions                        Multicultural Language Management
Dynamic Publishing Development           Template Development
Website Localization                     Programming
Translation and Adaptation               Navigation Strategy and Design
Online Media Planning and Management     Packaging
Information Design                       User Interface Architecture
Database Mining

In December 1996, the Company formed Quantum Leap Communications, Inc. ("Quantum Leap" or "QLC"), a Delaware subsidiary of the Company. QLC is focused on two main areas of business: development of large scale Internet-based business solutions and the creation of strategic, interactive brand advertising and marketing executed primarily for Internet brands. Quantum Leap develops solutions that help its clients communicate on a one-to-one basis with targeted consumers primarily using the Internet. QLC also has a number of case histories in which it has helped clients build critical mass, also referred to as "reach" or "audience," for their Web sites. Quantum Leap's client list includes American Airlines, Ernst & Young, MSNBC, MSN Internet Access, MSN Slate, University of Chicago Graduate School of Business and FTD.

The Leap Partnership, Inc. ("Leap Partnership"), an Illinois subsidiary of the Company, was established in September 1993. The Leap Partnership is a new generation advertising agency with a horizontal, responsive management structure, designed to deliver intelligent brand strategies, high-end creative, and innovative business-building ideas. The Leap Partnership has extensive experience in marketing brands to mass market consumer audiences via vehicles such as television. In fiscal 1999, Leap Partnership created Super Bowl commercials for two of its largest clients. In addition to its expertise in traditional advertising, management believes that Leap

Partnership is also well positioned to develop broadband Internet applications as they proliferate. Jupiter Communications expects the online market to enter a second major stage of growth after 2000 as appliance devices reach critical mass and broadband access technologies become widely available. The Leap Partnership's clients include Anheuser-Busch, Hardee's Food Systems, Leiner Health Products and Columbia Tri-Star Television Distribution.

In April 1997, the Company acquired YAR Communications, Inc. ("YAR"). YAR's business includes multicultural marketing and advertising services, Internet development and translation, global brand development and corporate identity development. YAR employs more than 90 multicultural specialists under one roof allowing clients to communicate brand messages through more than 80 languages across 100 countries. YAR's clients include Johnson & Johnson, Unisys, CNN International, Western Union and EDS.

The Company, through its wholly-owned subsidiary, One World, acquired Kang & Lee in November 1997. In October 1998, Young & Rubicam acquired various assets of One World Communications, Inc. ("One World") including the Kang & Lee operations in New York and Los Angeles, and the AT&T account at YAR.

Leapnet is headquartered in Chicago with offices in New York, Los Angeles and San Francisco. Its main offices are located at 22 W. Hubbard Street, Chicago, Illinois, 60610 and its telephone number at that address is (312) 494-0300. The Company's Internet address is: http://www.leapnet.com. Information contained on the Company's Internet site shall not be deemed part of this Report.

The Company's common stock is traded on the NASDAQ National Market under the symbol LEAP. (Due to the recent change in the Company's name, the stock symbol will be listed for 20 trading days or until approximately May 20, 1999, as "LEAPD" after which it will revert to the original symbol, "LEAP.")

Leapnet's Core Strengths

Leapnet's central mission is to be a leading creative and technology services company offering Internet development, globalization and advertising. Leapnet possesses expertise in building brand equity for companies and developing creatively focused traditional and digital advertising strategies that use both the Internet and traditional (offline) media. Management believes that certain core strengths have been and will continue to be integral to Leapnet's success in achieving this goal. These strengths include the following:

Strategic Orientation

Leapnet has expertise in the strategic positioning of brands. Beginning with a thorough assessment of the needs, wants, impressions and opinions of the client's customers and the position of the client's brand in the marketplace, the Company conducts a brand analysis that serves as a platform for an integrated package of marketing solutions. Fusing the brand strategy with the client's goals, objectives and information, Leapnet then develops a communication plan that serves as the grounding for all messages across all media.

Integrated Services Approach

The Company provides a full range of strategic, creative, design, digital, production, programming and multicultural services both for Internet and traditional advertising assignments. The Company's strategies are designed to integrate the most effective and beneficial aspects of a wide array of media. The Company develops large scale World Wide Web sites, multimedia presentations and other proprietary digital solutions. Creative executions may also include network or cable television, print, radio, outdoor and Internet advertisements, as well as promotions, direct mail, package design and corporate identity. Leapnet has expertise in leveraging communication elements necessary to communicate a brand strategy in a cohesive and meaningful manner to consumers.

Growing Internet-Related Revenues

In fiscal 1999, Quantum Leap generated 69% revenue growth by adding new clients and growing business with existing clients. Jupiter Communications projects that online consumer spending on goods and travel services will reach

$41.1 billion in 2002, up from $3.0 billion in 1997. Management believes that Leapnet is well positioned to take advantage of the anticipated increase in electronic commerce on the Internet both with companies that have used primarily traditional media in the past and wish to extend their brands online and with companies that have built brands online and wish to broaden the reach of their message through an integrated, cohesive approach.

Technological Sophistication and Expertise

Leapnet, through Quantum Leap, is in the forefront of new and developing technologies for the advancement of Internet-based marketing solutions. Quantum Leap uses technology to help its clients advance their business objectives via the Internet and manage the back-end information systems that support Internet sites. Quantum Leap possesses technology expertise in the areas of programming, multiple system architectures, end-use interface and navigation design, digital media planning and placement, Intranet and Extranet development and broadband technologies.

Quantum Leap uses third party technologies such as BroadVision's One-to-One(tm) software or Object Design's Object Store(tm) software, to design custom business solutions for its clients on the Internet. Management believes that using third party technologies greatly reduces the cost, risk and time required to bring a solution to completion for a client. In addition, third party technologies are constantly improving which allows Quantum Leap to use the latest technology to benefit its clients.

The Company also continues to develop proprietary content and distribution systems that allow clients to communicate more effectively with their customers.

Strategic Partnerships

In July 1998, Leapnet announced a strategic alliance between Quantum Leap and BroadVision, Inc. to provide full service Internet relationship marketing and commerce solutions. Quantum Leap and BroadVision have collaborated on two large scale Internet development projects to date. The Company expects to enter into additional projects with BroadVision and would also consider alliances with other companies that can complement the services provided by Leapnet.

Expertise in Global Marketing and Translation

According to Jupiter Communications, the number of worldwide online households at the end of 1997 was 42.7 million, with almost two-thirds of such households in the U.S. and Canada. Jupiter estimates that the number of total online households worldwide will increase to 92.9 million in 2000 and 126.2 million in 2002. Although the North American contribution to this worldwide total will continue to be significant, growth from European and Asia/Pacific Rim countries is expected to form an increasing percentage of the overall pie. YAR Communications represents a single source for creating, producing and managing multilingual communications, and YAR's Multicultural Brand Management (tm) approach, enables marketers to send a consistent and unified brand message to many different cultures. Accordingly, management believes that YAR is positioned to take advantage of the growing global Internet usage, as well as the demand for multicultural marketing to constituencies in the United States.

Creative Distinction and Awards

Leapnet was founded upon a principle of creative excellence and has always employed a talent strategy in identifying and recruiting employees. The Leapnet culture encourages an entrepreneurial spirit, initiative, creativity and leadership with regard to developing results-oriented solutions for clients. Leapnet combines sound business and marketing principles, technological expertise and premiere creative to provide unique solutions for clients, whether they takes the form of a Super Bowl ad or a Web site. Leapnet's support of premier creative is well-known within the industry and contributes to new business and recruitment efforts. The Company has won awards for its work from The One Show, @dTech, The Chicago Show, The Mercury Awards, Communication Arts, Print and I.D. Magazine, The Telly Awards and The Effie Awards.

Roster of Marquee Clients

Leapnet continues to successfully compete for and service top-notch accounts. Quantum Leap's client list includes American Airlines, MSNBC, MSN Internet Access, MSN Slate, Ernst & Young, University of Chicago Graduate School of Business and FTD. The Leap Partnership includes among its clients Anheuser-Busch, Hardee's Food Systems, Leiner Health Products and Columbia Tri-Star Television Distribution. YAR's clients include Johnson & Johnson, Unisys, CNN International, Western Union and EDS. The Company attributes its success in attracting such clients to the quality of the work and the results generated for those clients. The Company also seeks to establish long-term relationships with its clients by providing a range of relevant services from strategic consulting to execution.

Leapnet's Strategy

Growth through Acquisitions. Management will continue to pursue acquisitions of or alliances with businesses that extend or complement the Company's Internet or traditional advertising business. Leapnet may explore acquisitions to supplement its scope of services and technology, to add to its client roster or to obtain additional top level talent.

Internal Growth. To grow internally, Leapnet will continue to employ two key strategies--target market leaders as new clients and expand the scope of business with existing clients. In terms of attracting new clients, Leapnet intends to focus on a limited number of marquee clients, with businesses of national or global scope, that seek to develop long term marketing partnerships. Many of the Company's current clients are, and future targets are expected to be, market leaders with aggressive plans for growth and multi-faceted communications needs. With a portfolio of diversified services to offer, Management believes that the Company's three subsidiaries are well-positioned to cross-sell services in order to expand the overall partnership with any given client. Leapnet will continue to focus on Internet-related revenue growth by seeking to increase Quantum Leap's business from new and existing clients.

Competition

The market for the Company's services is highly competitive and is characterized by pressures to incorporate emerging technologies, accelerate job completion schedules and reduce prices. The Company faces competition from a number of sources, including specialized and integrated Internet development, marketing and communications firms; information technology consulting firms; national and regional advertising agencies; translation management companies and ethnic specialty marketing and advertising companies.

Many of Leapnet's competitors or potential competitors have longer operating histories, longer client relationships and significantly greater financial, management, technology, development, sales, marketing and other resources than the Company. Leapnet competes on the basis of a client's perception of the quality and creativity of the work, as well as the technical proficiency of its digital, interactive services. The Company believes that the principal competitive factors are its abilities to understand a client's business and develop strategically sound interactive solutions, present unique creative concepts, demonstrate breadth and depth of technical and new media expertise, help clients develop strong one-to-one consumer relationships and produce high quality products with speed and efficiency. Management believes that the Company competes favorably with respect to each of these factors, however there can be no assurance that the Company will continue to compete successfully. To the extent that the Company's competitors are perceived as providing superior products, services or terms, or to the extent that the Company's clients are dissatisfied with the Company's products, services or terms, the Company's business, operating results and financial condition could be materially adversely affected.

Employees

As of January 31, 1999, Leap employed a total of 179 employees, 166 of whom were full-time and 13 part-time. Of these, 137 were engaged in servicing clients, and 42 were involved in finance or other administrative services. None of the Company's employees are represented by a labor union, and the Company believes that its relations with its employees are good.

Intellectual Property Rights

Leapnet generally relies on a combination of trade secrets, copyright laws and contractual rights to establish and protect its proprietary rights to intellectual property. The Company may, where appropriate, take actions to further protect certain proprietary rights through software or other patents. The Company does not believe that the legal protections afforded to its intellectual property rights are material to its business, financial condition or results of operations.


Item 2.    Properties

The Company is headquartered in Chicago and has offices in New York, Los Angeles and San Francisco. The Company owns its main office building in Chicago, which is a 12,400 square foot two-story facility. The Company also leases approximately 5,000 square feet of additional space in Chicago for administrative offices, approximately 3,000 square feet in Los Angeles, 20,000 square feet in New York City, and 3,100 square feet in San Francisco.

Item 3.    Legal Proceedings

In February 1998, Venture Direct Worldwide, Inc. filed a lawsuit in the Supreme Court of New York against an employee of Quantum Leap, the Company and QLC. The complaint alleges that the employee's e-mail response to an e-mail communication from the plaintiff caused damage to the plaintiff. The Company has received from the plaintiff a settlement proposal that does not involve a monetary payment. The Company intends to vigorously defend the suit and believes that the employee's actions were outside the scope of employment. The complaint alleges six causes of action, each seeking ten million dollars plus punitive damages. Management does not believe that the claims have any merit or that the ultimate outcome of this matter will have a material adverse impact on the Company's financial position or results of operations.

In November 1998, the Company filed a complaint in the Supreme Court of the State of New York against Finkle, Ross & Rost, L.L.P., the former accountants for Yurianna, Inc., the company from which the Company acquired various assets of YAR, alleging breach of contract and accountant malpractice. The action seeks damages believed to exceed $13,500,000 and such other relief as the court deems just and equitable. In December 1998, Finkle, Ross & Rost, LLP filed a complaint in the Supreme Court of the State of New York against the Company for $28,750 for accounting services rendered. Although Finkle, Ross & Rost LLP has performed services for the Company, the Company intends to vigorously oppose this claim due to the quality of services provided.

On December 4, 1998, Yuri and Anna Radzievsky (the Radzievskys), former employees of YAR, filed a multi-count Demand for Arbitration with the American Arbitration Association (AAA) against the Company and YAR. The demand seeks: (1) a declaration that the Radzievskys' termination from YAR was allegedly "without cause", and that the Company's failure to continue to pay each of the Radzievskys' base salary violates their respective employment agreements; and
(2) a declaration of various rights that flow from the foregoing determinations, under the Radzievskys' employment agreements and stock option agreements. The demand also asserts, inter alia, various other breaches of the Radzievskys' employment agreements, non-competition agreements and the asset purchase agreement between YAR, the Company, the Radzievskys and the Rayco Group, Inc.; unfair competition; and tortious interference with business relations and prospective business relations. The demand seeks compensatory damages in excess of $3.5 million and punitive damages in excess of $3.5 million. The Company and YAR deny that any of the claims have merit and intend to vigorously defend against the demand.

On December 10, 1998, the Company and YAR filed a Complaint in the State Court of New York against the Radzievskys and Greg Fomin, also a former employee of YAR, alleging: (1) multiple breaches of fiduciary duty by the Radzievskys and by Fomin, and seeking compensatory damages as the result; and (2) tortious interference by the Radzievskys with the Company's business relations regarding its transaction with Young & Rubicam, and claiming compensatory damages in excess of $4.2 million and punitive damages of $9 million.

On February 2, 1999, the Supreme Court of the State of New York entered an order staying the lawsuit against the Radzievskys and Greg Fomin on the grounds that the dispute is arbitrable as to the Radzievskys and on equitable grounds as to Fomin. In addition, the court denied the Company and YAR's motion to stay certain portions of the Radzievsky's arbitration action against the Company and YAR. On February 19, 1999, the Company and YAR filed a counterclaim against the Radzievskys in the AAA arbitration, asserting the identical claims that were previously asserted against the Radzievskys in the Supreme Court of New York action. In addition, the Company and YAR have appealed the court's order staying the claim as to Fomin and are also appealing that part of the court's order denying the Company and YAR's motion to stay one of the claims of the Radzievskys' arbitration demand.

There are no other significant claims or lawsuits against the Company.


Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.


PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.

COMMON STOCK INFORMATION

The Company's common stock is traded on the NASDAQ National Market under the symbol LEAP. On the Company's Record Date, April 19, 1999, there were 210 Shareholders of Record as furnished by the Company's Stock Transfer Agent and Registrar, First Chicago Trust Company. Several brokerage firms, banks and other institutions ("nominees") are listed once on the Shareholders of Record listing, however, in most cases, the nominees' holdings represent blocks of the Company's stock held in brokerage accounts for a number of individual shareholders. As such, the actual number of shareholders of the Company is difficult to estimate with precision, but would be higher than the number of registered Shareholders of Record.

The high and low closing prices of the Company's common stock for the last two fiscal years are:

                                    Fiscal 1999         Fiscal 1998
                                    High     Low        High     Low
                   --------------------------------------------------
                   1st Quarter     $6.750  $1.250      $8.125  $4.000
                   2nd Quarter     $7.000  $2.563      $5.000  $1.125
                   3rd  Quarter    $4.313  $2.000      $2.875  $1.625
                   4th Quarter     $4.375  $2.500      $2.000  $0.875


The Company's common stock is traded on the NASDAQ National Market under the symbol LEAP. (Due to the change in the Company's name, the stock symbol will be listed for 20 trading days or until approximately May 20, 1999, as "LEAPD" after which it will revert to the original symbol, "LEAP.")


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

Item 6.     Selected Financial and Operating Data.

The selected consolidated financial data set forth below should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, notes thereto and other financial information included elsewhere herein.

Fiscal Year Ended January 31:              1999*        1998*          1997          1996          1995
Revenues (000's)                          $35,920      $30,660       $16,088        $8,210        $4,679
Net Income (Loss) (000's)                ($18,323)     ($5,611)       $1,306         $700        ($1,065)
Earnings (Loss) Per Share                 ($1.34)      ($0.41)        $0.12         $0.07        ($0.01)

As of January 31:                          1999*        1998*          1997          1996          1995
Total Assets (000's)                      $23,733      $46,054       $39,860        $2,053        $2,538
Long-Term Obligations (000's)              $706          $421          $366          $448          $420
Working Capital (000's)                   $11,573        $820        $34,630        ($973)       ($1,515)

* The results of operations have been included for each subsidiary since its inception or acquisition date. The results of YAR Communications, Inc., a wholly owned subsidiary of the Company, have been included since April 1, 1997. The results of One World Communications, Inc. (now known as Leap Global Communications, Inc.), have been included from November 1, 1997, through September 30, 1998, the effective date of the sale of assets to Young & Rubicam, Inc.

Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations

The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, accompanying notes thereto and other financial information appearing elsewhere herein.

In reviewing the Company's consolidated financial statements and the discussion of the Results of Operations that appears below, the following should be taken into consideration:

In April 1997, the Company acquired YAR Communications, Inc. ("YAR") and in November 1997, the Company formed One World Communications, Inc. and acquired various assets of Kang & Lee Advertising, Inc. and K&L West Advertising, Inc. (jointly referred to as "One World" or "Kang & Lee"). Both business combinations were accounted for using the purchase accounting method. In accordance with the purchase accounting method, YAR's and One World's results have been included within the Company's results since their respective acquisition dates of April 1, 1997 and November 1, 1997. Due to the sale of the assets of One World to Young & Rubicam, Inc., One World's results have only been included through the effective sale closing date of September 30, 1998.


REVENUES

The Company generates its revenues from a variety of sources: fees and retainers for strategic marketing and creative services which may include fees based upon the airing or publication of Company-created material on various media, production revenues for creative executions, including the communication of messages through a variety of new media; and fixed fees for specific project assignments.

Fees and retainers are established by the Company taking into consideration the Company's resources and skills which will be applied to generate relevant strategic solutions for the client's marketing and communication concerns, the value of Leapnet's strategic thinking and Leapnet's ability to produce memorable, entertaining and effective advertising. The Company structures its compensation arrangements with clients in several ways to provide for retainers or fees that integrate such an added-value approach, as well as fees based on a percentage of media charges or other fixed methodologies. However, certain assignments covered by fees and retainers have been based upon traditional methodologies which have included either an estimate of the amount and level of professional expertise provided by the Company and other committed resources needed to execute a particular client's engagement or have included an estimate of the client's advertising expenditures over certain periods.

The term of written agreements between the Company and its clients generally is a minimum of six months. However, written agreements typically are terminable by either the client or the Company on short notice, often 90 days and in certain instances less. The Company at times performs services at the client's request prior to the execution of written agreements. Revenues, whether predominantly retainer- or project-based, can vary materially from period to period. The Company's strategy is to focus on providing expanding ranges and amounts of services to a relatively limited number of nationally recognized clients. The Company's results of operations will therefore, by design, be dependent upon the Company's ability to maintain its relationships with its key clients or to replace clients quickly should the Company or the client desire to reduce or terminate a relationship. There can be no assurance that period-to-period fluctuations in operating results will not occur.

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

The Company has experienced fluctuations in its revenues since inception, which are to a significant degree a function of establishing or terminating client relationships and to a lesser degree a reflection of its mix of fees and production revenues. In addition, revenues have fluctuated due to unanticipated changes in the spending levels of clients and uncontrollable or unforeseen delays by clients to execute assignments and strategies. Revenue mix has also been affected by the Company's recent acquisitions and divestitures. The Company has a limited operating history upon which an evaluation of the Company and its prospects may be based, and the Company has not identified any particular quarterly or seasonal trends with respect to its historic revenues.

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

         Fiscal Year Ended January 31,                         1999               1998             1997
         ------------------------------------------------------------------------------------------------
         Revenues                                              100.0%            100.0%           100.0%
         Operating expenses:
                  Direct costs and related expenses             38.1              31.7             55.0
                  Salaries and related expenses                 48.4              65.6             26.4
                  General and administrative expenses           24.9              30.8             10.0
                  Impairment of long lived assets               25.9               -                -
                  Restructuring expenses                         2.1               2.5              -
         -----------------------------------------------------------------------------------------------
                  Total operating expenses                     139.4             130.6             91.4
         -----------------------------------------------------------------------------------------------
         Operating income/(loss)                               (39.4)            (30.6)             8.6
                  Loss on divestitures                          (5.0)              -                -
                  Gain on sale of building                       3.2               -                -
                  Net interest (expenses)/income                (0.4)              0.9              2.8
         -----------------------------------------------------------------------------------------------
         Income/(loss) before income taxes                     (41.6)            (29.7)            11.4
                  Income tax (expense)/benefit                  (9.4)             11.4             (3.3)
         -----------------------------------------------------------------------------------------------
         Net income/(loss)                                     (51.0%)           (18.3%)            8.1%
         ===============================================================================================

Current Year Overview

During fiscal 1999, the Company incurred an $18.3 million net loss which consisted of approximately $14.2 million of non-recurring net charges, as described below, and an operating loss before the non-recurring charges of approximately $4.1 million. Approximately 51.0% of the $4.1 million operating loss was attributable to YAR before any corporate overhead was allocated.

The non-recurring charges also primarily related to YAR. AT&T, a major client of both YAR and One World, reduced its spending among its agencies and indicated to the Company that it was looking to consolidate its business among its other agencies. As a result, during the third quarter, the Company executed a definitive agreement to sell various assets of One World and the AT&T account of YAR (the "Sale") to another AT&T agency, Young & Rubicam (See Note 3 to the Consolidated Financial Statements). The AT&T account had represented approximately 55.1% of YAR's revenues for the fiscal year ended January 31, 1998 and approximately 37.1% of YAR's revenues for the nine months prior to the Sale.

In connection with the Sale, the Company recorded a one-time $1.8 million loss and also recorded the following non-recurring charges: $9.3 million in losses related to impaired assets, including goodwill and other long-lived assets (see
Note 6); approximately $3.4 million in tax provision to provide a reserve against the Company's previously recorded deferred tax assets (see Note 12); and a $738,000 charge related to restructuring the remaining YAR business (see Note
6). These charges were offset in part by a $1.15 million gain on the sale of the Los Angeles office building (Note 4).

Immediately following the Sale, the Company took several actions to restructure the remaining business at YAR and to stabilize and improve YAR's financial condition. A layer of executive management was replaced with officers from the holding company. Under the new management, new sales personnel have been hired, office space was consolidated, property and other long-lived assets were reviewed for future utility, and additional cost saving opportunities were identified and are currently being pursued.

Throughout fiscal 1999, the Company has worked to improve the operating results of each of its subsidiaries. New and existing business was secured, including landing the Hardee's account and more recently, new business from Microsoft Slate and Ernst & Young. During fiscal 1999, several members of executive management reduced their annual salaries to $52,000, and took on additional management responsibilities to assist in restructuring efforts. As a result of the cost control efforts, the Company's overall costs in fiscal 1999, as a percentage of revenue and before special charges, decreased 16.8% from fiscal 1998. The Company also improved its cash and financial position by increasing working capital by $10.8 million during the year and by increasing its existing lines of credit by an additional $5 million.

As a result of management's actions during fiscal 1999, the current year operating loss of $4.1 million, which is exclusive of the non-recurring charges, shows a $4.5 million improvement over the prior year's operating loss before non-recurring restructuring charges of $8.6 million.


Fiscal Year Ended January 31, 1999 Compared to Fiscal Year Ended January 31,
1998

Revenues increased to $35.9 million for fiscal 1999 from $30.7 million for fiscal 1998, an increase of $5.3 million, or 17.2%. The increase is due to the five additional months of revenue from One World, which contributed approximately $5.1 million of additional revenue over the prior fiscal year. There was also a $5.1 million increase in revenue due to new account wins and growth in existing client business, excluding YAR which had a $4.9 million decrease in revenue due to the transfer of the AT&T account (see Note 3).

Direct costs and related expenses generally consist of production costs which include services such as filming, animation, editing, special effects, photography and illustrations, artwork, computer design and various related production services which are generally outsourced, talent and other costs related to creative executions which may include traditional media as well as new technologies and multimedia. Direct costs and related expenses increased to $13.7 million for fiscal 1999 from $9.7 million for fiscal 1998, an increase of $4.0 million, or 40.9%. The increase was primarily attributable to the addition of One World's direct expenses of approximately $2.9 million for five additional months in fiscal 1999, along with an increase of $1.8 million of direct expenses at The Leap Partnership due to increased production from new and existing clients.

Salaries and related expenses consist primarily of salaries and wages for employees, related payroll tax expenses, group medical and dental insurance coverages, freelance and contract labor, and recruiting expenses. Salaries and related expenses decreased to $17.4 million for fiscal 1999 from $20.1 million for fiscal 1998, a decrease of $2.7 million, or 13.7%. The decrease in expense is due primarily to overall cost management efforts which resulted in $4.6 million of cost savings offset by the addition of $1.9 million of One World's expenses. As a percentage of revenue, Company-wide salaries and related expenses decreased from 65.6% to 48.4%. As the Company works to grow and expand the business, management will need to increase expenses to expand operations. Management will continue to assess its overall cost structure in relation to existing and anticipated revenues. Due to the nature of client contracts, which are difficult to forecast precisely or for any extended period of time, if, the Company experiences declines in client demand, or if significant expenses precede or are not immediately followed by increased revenues, the results of operations and financial condition may suffer.

General and administrative expenses include space and facilities expenses, corporate expenses, depreciation and amortization, insurance, legal and accounting fees and management information system expenses. General and administrative expenses decreased to $8.9 million for fiscal 1999 from $9.4 million for fiscal 1998, a decrease of approximately $500,000, or 5.3%. The decrease is primarily due to a reduction of $2.2 million of general and administrative expenses as a result of continued cost reduction measures, offset by the addition of $1.7 million of One World's expenses and corporate legal and accounting services.

As described above and in the Notes to the Financial Statements, the Company recorded a pretax charge of $738,000 related to the restructuring of YAR during the third quarter of fiscal 1999. Also, as a result of the transfer of the AT&T account and the YAR restructuring, the Company recognized impairment losses of approximately $7.0 million for goodwill and of $1.5 million for property and equipment. In total, $9.3 million of impaired assets, including approximately $742,000 of unamortized capitalized software costs (see Note 4), were expensed during the third quarter of fiscal 1999.

Other income / (expense) includes interest income of $378,000 and a $1.15 million gain on the sale of The Leap Partnership's Los Angeles office building offset by interest expense of $544,000 and a $1.8 million loss on the sale of various assets of One World and YAR (see Note 3).

The combined effective federal and state income tax rates were 22.7% and (38.5%) for fiscal 1999 and 1998, respectively. During the third quarter of fiscal 1999, the Company provided a valuation reserve against the $3.3 million of recorded deferred tax assets primarily as a result of the transfer of the AT&T account and the YAR restructuring. To the extent that the Company achieves future taxable income, no income tax expense will be recorded until the operating loss carryforwards have been fully utilized. As of January 31, 1999, the Company has available net operating loss carryforwards of approximately $11.8 million for tax purposes to offset future taxable income. These net operating loss carryforwards begin to expire in fiscal year 2011.


Fiscal Year Ended January 31, 1998 Compared to Fiscal Year Ended January 31,
1997

Revenues increased to $30.7 million for fiscal 1998 from $16.1 million for fiscal 1997, an increase of $14.6 million, or 90.7%. The increase is primarily due to the addition of YAR revenues of approximately $16.9 million for the ten months since the acquisition and the addition of Kang & Lee revenues of approximately $2.6 million for the three months since the acquisition. The increases were offset by a $4.9 million decrease in revenues from The Leap Partnership during the year which was primarily due to the loss of two key clients and decreased spending levels over the prior year.

Direct costs and related expenses increased to $9.7 million for fiscal 1998 from $8.8 million for fiscal 1997, an increase of $.9 million, or 1.0%. The increase was primarily attributable to the addition of YAR direct expenses of approximately $3.0 million since the YAR acquisition and the addition of Kang & Lee's direct expenses of approximately $600,000 since the Kang & Lee acquisition. This was offset by a general decrease in production activities by The Leap Partnership of approximately $2.7 million over the prior year. As a percentage of revenues, total direct costs and related expenses decreased to 31.7% for the fiscal year ended January 31, 1998, due to a change in the mix of services performed during the period, from 55% for the prior fiscal year ended January 31, 1997.

Salaries and related expenses increased to $20.1 million for fiscal 1998 from $4.3 million for fiscal 1997, an increase of $15.8 million, or 367.4%. The increase in expense reflects in part the addition of approximately 175 new employees from YAR which represents $9.7 million of salaries expense for the ten months since the acquisition and the addition of approximately 75 new employees from Kang & Lee which represents $1.0 million of salaries expense for the three months since the acquisition. The remaining increase of $5.1 million in salaries expense during the year was primarily related to the addition of new employees at The Leap Partnership and QLC to service new clients and to strengthen the Company's creative and management team.

During fiscal 1998, approximately $770,000 in net restructuring expenses was recorded primarily for employee termination and severance costs and other related expenses, including legal fees. During the last two quarters of fiscal 1998, the Company reduced salaries and wages throughout the Company by working to eliminate redundancies within the Company, by reducing executive compensation and by decreasing Leap Partnership's staff by approximately 40%.

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

Interest income totaled $1,313,000 and $619,000 for fiscal 1998 and fiscal 1997, respectively. The interest income was offset by interest expense of $1,044,000 in fiscal 1998, and $163,000 in fiscal 1997, resulting in net interest income of $269,000 and $456,000 for the respective periods. As a result of the Company's initial public offering ("IPO") in late September 1996, the Company raised $35.7 million in cash, net of related costs. The proceeds were invested in short-term U.S. Treasury Notes and Bills, a certificate of deposit and a money market fund for the remaining four months of the 1997 fiscal year. The increase in interest income during fiscal 1998 was primarily the result of the offering proceeds earning interest income for a longer period. The increase in interest expense during fiscal 1998 was primarily due to the cost of borrowed funds related to the acquisition of YAR in April 1997. On September 30, 1997, the Company retired $23.3 million of notes payable to a bank related to the acquisition of YAR. Also, interest expense increased during the fourth quarter fiscal 1998, primarily as a result of financing the acquisition of Kang & Lee through a bank line of credit in the amount of $1.3 million in November 1997. Interest expense during the year resulted from financing related to real estate and other capital expenditures and daily working capital requirements.

The combined effective federal and state income tax rates were (38.5%) and 29.1% for fiscal 1998 and 1997, respectively. The higher effective tax in fiscal 1998 was due to higher local tax rates. Due to the net operating loss in fiscal 1998, the Company recognized $3.5 million in net operating loss tax benefits compared to the $536,000 income tax expense recorded in fiscal 1997. As of January 31, 1997, the Company's balance of net operating losses was approximately $112,000. As of January 31, 1998, the net operating losses were approximately $6.6 million for federal purposes and $8.7 million for state purposes. At January 31, 1998, no valuation reserve was provided against deferred tax assets since, in management's opinion, at that time, it was more likely than not that those tax assets would be realized based on available tax operating loss carrybacks, expected reversals of taxable temporary differences, and estimates of future taxable income.


Fiscal Year Ended January 31, 1997 Compared to Fiscal Year Ended January 31,
1996

Revenues increased to $16.1 million for fiscal 1997 from $8.2 million for fiscal 1996, an increase of $7.9 million, or 96.0%. The increase is primarily attributable to a significant increase in fees earned from new and existing clients during fiscal 1997, despite the Company's resignation from the Miller Brewing Company account during fiscal 1996. Miller represented approximately 66.4% of the Company's total revenues for fiscal 1996. Excluding Miller, revenues increased from $2.8 million in fiscal 1996 to $16.1 million in fiscal 1997, an increase of $13.3 million or 475.0%.

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

Other income included interest income of $619,000 for the year ended January 31, 1997. The interest income was offset in part by interest expense of $163,000, resulting in net interest income of $456,000. For the year ended January 31, 1996, there was no significant interest income; interest expense totaled $161,000. The difference in other income and expense for the two periods resulted from the Company's retirement of debt and investment of the net proceeds from the IPO in September 1996, offset in part by increased borrowings prior to receipt of the proceeds.

The combined effective federal and state income tax rates were 29.1% and 41.4% for fiscal 1997 and 1996, respectively. Income tax expense of $536,000 and $494,000 is reflected for fiscal 1997 and 1996, respectively, as a result of the Company generating taxable income during those years. During fiscal 1997, the Company realized tax benefits from the exclusion of tax-exempt investment income from state taxable income. Also, the Company generated a net operating loss from its inception, September 20, 1993, through January 31, 1995 of approximately $1.6 million. The net operating loss subsequently offset taxable income in both fiscal 1996 and 1997. The balance of the net operating loss as of January 31, 1996, of approximately $260,000, had been fully reserved, primarily due to the Company's history of operating losses. As a result of the Company's continued growth of revenue, earnings and capital resources during fiscal 1997, the Company reversed the tax valuation allowance. As of January 31, 1997, the Company's balance of net operating losses is approximately $112,000.


LIQUIDITY & CAPITAL RESOURCES

Since its inception, the Company has primarily financed its operations and investments in property and equipment through cash generated from bank borrowings and equipment leases, proceeds from the IPO, loans from a former officer of the Company and from cash generated from operations.

At January 31, 1999 the Company had $11.6 million of working capital, inclusive of $14.1 million in cash and cash equivalents, compared to working capital of $820,000 at January 31, 1998. Cash and cash equivalents increased $6.9 million during fiscal year 1999 and decreased $25.1 million during fiscal year 1998. During fiscal 1999, there was a net loss of $18.3 million which primarily consisted of non-cash charges of approximately $15.0 million, including a) the impairment losses on long-term assets (Note 6), b) the establishment of a valuation reserve against deferred income taxes (Note 12), and c) depreciation and amortization. After deducting the non-cash charges and adding in cash used in and provided from investing and financing activities, total cash increased $6.9 million in fiscal 1999 primarily due to: (1) the $5.3 million in proceeds from the sale of various assets of One World and the transfer of the YAR AT&T account; (2) the $3.5 million of cash generated from the sale of the Los Angeles building; (3) the $2.7 million in net cash after related expenses that the Company received from an escrow settlement related to the YAR acquisition; (4) the $1.8 million repayment of a loan from a strategic partner, Vivid Publishing, Inc.; and (5) the $1 million in proceeds from the exercise of the Company's stock options. The increases were offset by (1) a $3.3 million retirement of LA building and other Company debt; (2) approximately $1.2 million in capital expenditures for property and software development costs and, (3) $2.9 million of cash used in operations.

In fiscal 1998, the $25.1 million decrease in cash was primarily attributable to
(1) $24.1 million for the acquisitions of YAR in April 1997 and Kang & Lee in November 1997; (2) $1.9 million in capital expenditures for property additions;
(3) $2.2 million net cash used in operating activities as a result of the Company's net operating loss during the year; and (4) $1.8 million loaned to Vivid Publishing, Inc., offset primarily by a $5.6 million increase in cash borrowed.

On February 24, 1999, the Company obtained a new $10 million secured revolving line of credit from American National Bank which replaced an existing $5 million line of credit. Under both lines, approximately $4.1 million was outstanding against the facilities. The new line of credit is renewable each year and bears interest at a variable rate of 1.5% above the bank's highest CD rate. On March 31, 1999, the interest rate was 7.0%. Borrowings are collateralized by substantially all the assets of the Company, and the line of credit agreement requires the Company to maintain specified minimum levels of working capital and net worth.

On October 22, 1998, the Company received $5.3 million in cash from the sale of various assets of the One World subsidiary and the transfer of the YAR AT&T account. (See Note 3). Additional consideration of $1.1 million was received on April 13, 1999. In total, $6.4 million of proceeds from the sale were received.

In October 1998, one of the Company's lines of credit was paid in full and retired. This line was obtained by one of the Company's wholly owned subsidiaries in November 1997, in order to provide working capital financing and funds for other general corporate purposes of the subsidiary. The line of credit was secured by substantially all the assets of the subsidiary, and provided for borrowing up to a maximum principal amount of $5 million through September 30, 1998. In September 1998, repayment on the line of credit was extended to October 31, 1998. On October 22, 1998, the $1,895,000 outstanding balance plus accrued interest to date was paid in full and this line of credit was retired.

On July 17, 1998, the Company sold the building which houses the LA office of The Leap Partnership, Inc. The building was sold for $3.48 million and generated $2 million in cash after the retirement of $1.4 million of mortgage debt on the building and after payment of all closing costs. These funds were invested in short-term certificates of deposit and will be used for working capital and other general corporate purposes, including possible acquisitions.

On May 29, 1998, Vivid Publishing, Inc. repaid the Company $1.8 million owed under a convertible debenture, accrued interest, and for additional creative and other services. The funds were invested in short-term certificates of deposit and will be used for working capital and other general corporate purposes, including possible acquisitions.

On April 30,1998, in connection with the YAR acquisition, the Company received $3 million in cash before related expenses, due to the release of escrowed funds. The funds reduced the purchase price of the acquisition and the amount of recorded goodwill. The funds were invested in short-term certificates of deposit and will be used for working capital and other general corporate purposes, including possible acquisitions.

On February 2, 1998, the Company received proceeds from a loan for $665,000 from a bank. The three-year balloon note bears interest at the rate of 9%, payable, in monthly principal and interest installments of $5,992 through January 27, 2001, with a balloon payment of approximately $626,563 due in January 2001. The loan is secured by a mortgage on the building in which the Company's current principal offices are located and is personally guaranteed by an officer of the Company. As of January 31, 1999, $653,280 was outstanding on this note.

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


Dependence on Key Clients and Projects

An important part of the Company's strategy is to develop in-depth, long term relationships with a select group of clients in a variety of industries. Consistent with such a strategy, a large portion of the Company's revenues has been, and is expected to continue to be, concentrated among a relatively limited number of nationally recognized clients. For the year ended January 31, 1999, two clients, AT&T and Hardees, accounted for 24.2% and 13.1% of consolidated revenues, respectively. For the year ended January 31, 1998, one client, AT&T, accounted for 36.3% of consolidated revenues.

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

AT&T, which has been a major client of both YAR and One World, made across the board reductions in its marketing programs in 1998 to reduce costs. AT&T also indicated to the Company that it was looking to transfer its business to another agency within a year's time in order to further consolidate its agencies. As such, the Company negotiated a definitive agreement to sell various assets of One World and the AT&T account of YAR to another AT&T agency, Young & Rubicam (See Note 3). As a result of the sale, $5.3 million was received in October 1998 and $1.1 million was received in April 1999.

Management believes that the loss of other key clients and varying effects of seasonality, as described above, could also have an adverse impact on the Company's business, results of operations and financial condition, particularly in the short term.


Year 2000

The Company's Year 2000 Task Force has completed an inventory of the hardware and software used in its operations and has assessed its Year 2000 readiness. Based on this effort, the Company has identified only non-material Year 2000 issues, which will be remedied at little cost before September 30, 1999.

Additionally, the Company has been communicating with significant vendors and other critical service providers to determine if such parties are Year 2000 compliant or have effective plans in place to address the Year 2000 issue and to determine the extent of the Company's vulnerability to the failure of such parties to remediate such issues. Based upon the responses that the Company has received from these third parties, no material Year 2000 issues have been identified.

The Company does not expect the impact of the Year 2000 to have a material adverse impact on the Company's business or results of operations. However, no assurances can be given that any failure to effectively complete the necessary changes to the Company's financial and operating systems on a timely basis, or unanticipated or undiscovered Year 2000 compliance problems, will not have a material adverse effect on the Company's business and results of operations. In addition, there can be no assurance that Year 2000 non-compliance by any of the Company's clients or significant suppliers or vendors will not have a material adverse effect on the Company's business or results of operations.


Note Regarding Forward-Looking Statements

This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. When used in this report, words such as "anticipates," "believes," "continues," "estimates," "expects," "goal," "may," "opportunity," "plans," "potential," "projects," "will," and similar expressions as they relate to the Company or its Management are intended to identify such forward-looking statements. A number of important factors could cause the Company's actual results, performance or achievements for fiscal 1999 and beyond to differ materially from that expressed in such forward-looking statements. These factors are set forth in the Company's Registration Statement on Form S-1 (File No. 333-05051) under the heading "Risk Factors" and also include, without limitation, material changes in economic conditions in the markets served by the Company's clients; changes in government regulation and legal uncertainties; competition in the Company's industry; uncertainties relating to the developing market for new media; changing technologies and Year 2000 compliance issues; any inability to meet expectations in the performance of services which could lead to claims or liabilities; seasonality; costs and uncertainties relating to establishing new offices and bringing new or existing offices to profitability; any inability of the Company to raise additional financing in the future on favorable terms, or at all; potential adverse effects of litigation;the Company's dependence on key personnel and vendors; the Company's dependence on key clients and projects (as discussed further above under "Dependence on Key Clients and Projects"); and possible continued volatility and wide fluctuations in the price of the Company's stock. While the Company reduced certain expenses in fiscal 1999, as the Company works to grow and expand the business, management will need to increase expenses to expand operations. Management will continue to assess its overall cost structure in relation to existing and anticipated revenues. Due to the nature of client contracts, which are difficult to forecast precisely or for any extended period of time, if, the Company experiences declines in client demand, or if significant expenses precede or are not immediately followed by increased revenues, the results of operations and financial condition may suffer.


Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rate fluctuations on debt and investments.

On February 24, 1999, the Company obtained a new $10 million line of credit from American National Bank which bears interest at a variable rate of 1.5% above the bank's highest certificate of deposit rate. As of March 31, 1999, the interest rate was 7.0% and the outstanding balance on the debt was approximately $4.1 million.

As of January 31, 1999, the Company has a mortgage loan that has a 9% fixed interest rate, an outstanding balance of $653,280, and matures on January 2001.

As of January 31, 1999, the Company has $12.8 million invested in certificates of deposit and other short-term interest bearing accounts. The Company predominantly invests in instruments that are highly liquid, are of investment grade and generally have maturities of less than one year. The Company does not hold and has not issued derivative financial instruments for speculation or trading purposes.

Item 8.    Financial Statements and Supplementary Data.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


      Report of Arthur Andersen LLP, Independent Public Accountants       20

      Consolidated Balance Sheets as of January 31, 1999 and 1998         21

      Consolidated Statements of Operations for the Fiscal Years Ended
      January 31, 1999, 1998, and 1997                                    23

      Consolidated Statements of Stockholders' Equity for the Fiscal Years
      Ended January 31, 1999, 1998, and 1997                              24

      Consolidated Statements of Cash Flows for the Fiscal Years Ended
      January 31, 1999, 1998 and 1997                                     25

      Notes to Consolidated Financial Statements                          26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Leapnet, Inc.:

We have audited the accompanying consolidated balance sheets of Leapnet, Inc. (a Delaware corporation) and subsidiaries as of January 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Leapnet, Inc. and subsidiaries as of January 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP

Chicago, Illinois
March 10, 1999

Leapnet, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                                                       January 31,
                                                                              1999                   1998
                                                                              ---------------------------
         ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                             $14,076,379         $ 7,214,261
Accounts receivable (net of allowance of
         $470,750 and $859,611, respectively)                                6,433,214           6,348,071
     Costs in excess of billings (net of allowance of
         $10,374 and $85,374 respectively)                                     339,907             951,214
     Prepaid expenses                                                          262,970             249,203

     Refundable income taxes                                                   -                   320,000

     Deferred income tax asset                                                 -                   530,000
                                                                          ------------        ------------
         Total current assets                                               21,112,470          15,612,749

PROPERTY AND EQUIPMENT
     Land                                                                      158,921             158,921
     Building and building improvements                                        493,473             504,472
Leasehold improvements                                                         716,656           1,255,062
Computer equipment                                                           1,172,305           3,606,318
     Furniture and equipment                                                   853,517           1,197,926
                                                                          ------------        ------------
                                                                             3,394,872           6,722,699
     Less accumulated depreciation                                            (910,811)         (1,528,867)
                                                                          ------------        ------------
         Net property and equipment                                          2,484,061           5,193,832

OTHER ASSETS
     Building held for sale                                                     -                2,321,689

     Intangible assets                                                          -               17,596,464

     Deferred income tax asset                                                  -                2,430,061
     Other assets                                                              136,839           2,899,426
                                                                          ------------        ------------
         Total other assets                                                    136,839          25,247,640

TOTAL ASSETS                                                               $23,733,370         $46,054,221
                                                                          ============        ============

   The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                                                                                     January 31,
                                                                              1999                1998
                                                                              ------------------------
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                     $  2,652,819        $  4,579,435
     Accrued expenses                                                          886,346           1,207,237
     Accrued restructuring costs                                               234,378             630,000
     Billings in excess of costs                                             1,331,279             394,760
     Notes payable                                                           4,073,000           7,613,478
     Current portion of capital lease obligations                              360,776             368,006
                                                                          ------------        ------------
         Total current liabilities                                           9,538,598          14,792,916

LONG-TERM LIABILITIES
     Long term mortgage payable                                                653,280                   -
     Capital lease obligations                                                  52,908             420,591
                                                                          ------------        ------------
         Total long-term liabilities                                           706,188             420,591

         Total liabilities                                                 $10,244,786         $15,213,507
                                                                          ------------        ------------

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 20,000,000 shares
         authorized, no shares issued or outstanding                                 -                   -
     Common stock, $.01 par value; 100,000,000 shares
         authorized, 14,131,785 and 13,636,866 shares
         issued and outstanding as of January 31, 1999
         and 1998, respectively                                                141,318             136,369
Additional paid in capital                                                  36,566,638          35,600,964
     Retained earnings (accumulated deficit)                               (23,068,242)         (4,745,489)
     Less cost of common stock held in treasury (50,000
         shares of January 31,1999 and 1998)                                  (151,130)           (151,130)
                                                                          ------------        ------------

         Total stockholders' equity                                       $ 13,488,584        $ 30,840,714
                                                                          ------------        ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 23,733,370        $ 46,054,221
                                                                          ============        ============


   The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

Leapnet, Inc. and Subsidiaries
Consolidated Statements of Operations

                                                              FISCAL YEAR ENDED JANUARY 31,
                                                       ----------------------------------------------
                                                           1999             1998             1997
                                                       ----------------------------------------------
Revenues                                               $35,919,554       $30,660,039      $16,087,986

Operating expenses:
     Direct costs and related expenses                  13,687,091         9,713,906        8,847,323
     Salaries and related expenses                      17,367,791        20,128,116        4,252,019
     General and administrative expenses                 8,938,738         9,440,915        1,602,644
     Impairment of long-lived assets                     9,311,556                 -                -
     Restructuring expenses                                738,494           767,323                -
                                                      ------------      ------------      -----------
         Total operating expenses                       50,043,670        40,050,260       14,701,986

Operating income/(loss)                                (14,124,116)       (9,390,221)       1,386,000
     Loss on divestitures                               (1,802,306)                -                -
     Gain on sale of building                            1,154,588                 -                -
     Net interest (expense)/income                        (165,863)          269,024          456,293
                                                      ------------      ------------      -----------
Income/(loss) before income taxes                      (14,937,697)       (9,121,197)       1,842,293
     Income tax (expense)/benefit                       (3,385,056)        3,510,365         (536,362)
                                                      ------------      ------------      -----------

Net income/(loss)                                     ($18,322,753)      ($5,610,832)     $ 1,305,931
                                                      =============      ============     ===========

Net income/(loss) per share
     Basic                                            $      (1.34)       $     (0.41)    $      0.12

     Diluted                                          $      (1.34)       $     (0.41)    $      0.12

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

Leapnet, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

                                                              Additional    Retained Earnings                Total
                                           Common Stock         Paid In       /(Accumulated   Treasury    Shareholders'
                                         Shares     Amounts     Capital         Deficit)       Shares   (Deficit)/Equity
                                        --------------------------------------------------------------------------------
Balance as of January 31, 1996          9,600,000   $96,000      ($95,000)      ($440,588)         -       ($439,588)

     Issuance of additional shares
     for the initial public offering    4,000,000    40,000    35,676,344               -          -       35,716,344

     Net income                                 -         -           -         1,305,931          -        1,305,931
------------------------------------------------------------------------------------------------------------------------
Balance as of January 31, 1997         13,600,000  $136,000   $35,581,344        $865,343          -      $36,582,687

     Direct offering expenses                   -         -       (45,545)              -          -          (45,545)
     Issuance of additional shares for:
         Stock option exercises            14,667       147        43,854               -          -           44,001
         Stock purchase plan purchase      22,199       222        21,311               -          -           21,533

     Repurchase of shares                       -         -             -               -   (151,130)        (151,130)

     Net loss                                   -         -             -      (5,610,832)         -       (5,610,832)
------------------------------------------------------------------------------------------------------------------------
Balance as of January 31, 1998         13,636,866  $136,369   $35,600,964     ($4,745,489) ($151,130)     $30,840,714
========================================================================================================================

     Issuance of additional shares for:
         Stock option exercises           433,920     4,340       901,890                                     906,230
         Stock purchase plan purchase      60,999       609        63,784                                      64,393

     Net loss                                                                 (18,322,753)                (18,322,753)
------------------------------------------------------------------------------------------------------------------------
Balance as of January 31, 1999         14,131,785  $141,318   $36,566,638    ($23,068,242) ($151,130)     $13,488,584
========================================================================================================================


     The accompanying notes to the consolidated financial statements are an integral part of these statements.

Leapnet, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                FISCAL YEAR ENDED JANUARY 31,
                                                           --------------------------------------
                                                           1999             1998             1997
Cash flows from operating activities:                      --------------------------------------
Net income/(loss)                                      ($18,322,753)     ($5,610,832)     $ 1,305,931
Adjustments to reconcile net income to net
cash provided by operating activities:
         Depreciation and amortization                    2,774,680        2,173,733          322,531
         Deferred income taxes                            2,960,061       (3,189,765)         229,704
         Loss on divestitures                             1,802,306                -                -
         Gain on sale of building                        (1,154,588)               -                -
         Impairments of long-term assets                  9,239,814                -                -
     Changes in operating assets and liabilities:
         Accounts receivable                             (2,064,014)       1,895,750       (4,431,549)
         Costs in excess of billings                        141,196          181,158          400,939
         Prepaid expenses and other assets                  (13,767)         (40,367)        (172,973)
         Refundable income taxes                            320,000         (320,000)               -
         Other assets                                         6,600           93,092         (208,775)
         Accounts payable                                  (247,165)       2,592,916          936,198
         Accrued expenses                                 1,088,773         (502,702)         578,987
         Accrued restructuring expenses                    (395,622)         630,000                -
         Billings in excess of costs                        936,519         (129,504)         214,264
-----------------------------------------------------------------------------------------------------------
Net cash (used in)/provided by operating activities      (2,927,960)      (2,226,521)        (824,743)

Cash flows from investing activities:
     Acquisitions, net of cash                                    -      (24,057,470)               -
     Proceeds from business divestitures                  5,300,000                -                -
     Receipt of escrow monies in connection with YAR      2,725,186                -                -
     Proceeds from sale of LA building                    3,476,277                -                -
     Capital expenditures                                (1,028,182)      (1,891,636)        (488,566)
     Capitalized software development costs                (211,485)        (531,569)        (825,000)
     Repayment/(issuance) of notes receivable             1,819,770       (1,819,770)               -
-------------------------------------------------------------------------------------------------------------------
Net cash Provided by/(Used in) investing activities      12,081,566      (28,300,445)      (1,313,566)

Cash flows from financing activities:
     Net proceeds from issuance of common stock             970,623           19,989       35,716,344
     Payments for treasury stock                                  -         (151,130)               -
     Net borrowings/(repayments) on:
         Notes payable                                   (2,140,478)       5,648,000         (459,378)
         Mortgage payable                                  (746,720)               -         (418,214)
         Note payable to officer                                  -                -         (400,000)
         Capital lease obligations                         (374,913)         (88,381)         (35,675)
----------------------------------------------------------------------------------------------------------
Net cash provided by/(used in) financing activities      (2,291,488)       5,428,478       34,403,077

Net increase/(decrease) in cash and cash equivalents      6,862,118      (25,098,488)      32,264,768
Cash and cash equivalents, beginning of period            7,214,261       32,312,749           47,981
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                $14,076,379      $ 7,214,261     $ 32,312,749

Supplementary disclosure of cash paid during the
period:
     Interest paid                                      $   543,224      $   999,316     $    163,109
     Income taxes paid                                      305,829           15,063          400,056
Supplementary disclosure of noncash investing and
financing activities:
     Property purchased and financed with notes payable           -        1,965,478                -
     Equipment purchased under capital lease obligations          -                -           74,035

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

Leapnet, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements


NOTE 1 - DESCRIPTION OF BUSINESS

Leapnet, Inc. ("Leapnet" or "the Company" and formerly The Leap Group, Inc.) develops creative solutions for the wired world. Its main areas of business are Internet development and advertising, global marketing communications and traditional advertising. On April 9, 1999, the Company changed its name to reflect the nature and future of the business with respect to Internet marketing and development.

On April 9, 1999, the former parent company, The Leap Group, Inc., merged with and into Leapnet, Inc., which was a newly created, wholly owned subsidiary of The Leap Group, Inc. The Leap Group, Inc. had been incorporated in Delaware in March 1996 to act as the parent company for The Leap Partnership, Inc. ("Leap Partnership"), an Illinois corporation established in September 1993.

In October 1996, the Company completed its Initial Public Offering (the "Offering") and issued 4,000,000 shares of its common stock at $10.00 per share. The Company received proceeds of approximately $35.7 million in cash, net of underwriting commissions and other Offering costs.

In December 1996, the Company formed a new wholly owned subsidiary--Quantum Leap Communications, Inc. ("QLC"), a Delaware corporation. QLC is focused on two main areas of business: development of large-scale Internet-based business solutions and the creation of strategic brand advertising and marketing executed primarily on the Internet.

In April 1997, the Company acquired YAR Communications, Inc. ("YAR") and in November 1997, the Company formed One World Communications, Inc. and acquired various assets of Kang & Lee Advertising, Inc. and K&L West Advertising, Inc. (jointly referred to as "One World" or "Kang & Lee"). Both business combinations were accounted for using the purchase accounting method. In accordance with the purchase accounting method, YAR's and One World's results have been included within the Company's results since their respective acquisition dates of April 1, 1997 and November 1, 1997. Due to the sale of the various assets of One World, One World's results have only been included through the effective closing date of September 30, 1998.

In October 1998, the Company sold various assets of One World and transferred the AT&T account of YAR, as further described in Note 3. Due to the sale of various assets of One World, One World's results have only been included through the effective closing date of September 30, 1998.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying Consolidated Financial Statements present all the entities, which now comprise the Company, from their inception dates or from the time of their acquisition pursuant to the purchase method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
Cash and cash equivalents generally consist of cash, certificates of deposit and other money market instruments with short-term maturities. These investments are stated at cost, which approximates fair value, and are also considered cash equivalents for the purposes of reporting cash flows.

Disclosures About Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

- Cash and cash equivalents, trade receivables and trade payables: the carrying amounts approximate fair value because of the short-term maturity of these items.

- Notes payable and capital lease obligations: due to the floating interest rate on these obligations, the carrying amounts approximate fair value.

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

The provision for depreciation has been calculated using straight-line and accelerated methods over the estimated economic lives of the related assets as follows:

                Building and building improvements            39 years
                Computer equipment                             3 years
                Furniture and equipment                    5 - 7 years

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

Research and Development Costs
Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be licensed, sold, leased or otherwise marketed are capitalized once technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based upon anticipated future revenues and changes in hardware and software technologies. Costs that may be capitalized include contracted outside labor, direct labor and related overhead.

Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis using the straight-line method over periods not exceeding three years. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately.

Revenue and Expense Recognition
Fees from fixed fee arrangements, typically in the form of monthly retainers, are recognized over the period in which services are rendered. Revenues from production services are recognized as the services are completed. Commissions earned on third-party media placements are recognized as revenues when the Company-created materials appear on various media in accordance with industry practice. Billings in excess of costs are typically payments received in advance of work to be performed. This deferred revenue will be recognized as income when services are provided.

Outside production costs are initially recorded as costs in excess of billings and are expensed as direct costs and related expenses at completion of such services. Salaries and other related general and administrative costs are expensed as incurred.

Concentration of Credit and Other Risk
SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no significant off-balance sheet items. The Company attempts to limit its concentration of credit risk by securing clients who are well-established and credit-worthy advertisers of consumer and industrial goods and services.

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

For the year ended January 31, 1999, two clients accounted for 24.2% and 13.1% of consolidated revenues. During the prior year, one client accounted for 36.3% of consolidated revenues.

Income Taxes
The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future effects of all deductible temporary differences, loss carryforwards, and tax credit carryforwards. In the event that it is more likely than not that the tax benefit may not be realized, the deferred tax assets are reduced by a valuation allowance.

Per Share Data
In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 changed the methodology of calculating earnings per share and requires the disclosure of basic earnings per share and diluted earnings per share. The calculation of basic earnings per share excludes dilutive common stock equivalents and convertible securities (such as stock options, warrants and convertible preferred stock) which are included in the diluted earnings per share calculation under the treasury method. The Company adopted SFAS No. 128 in fiscal 1998 and has retroactively restated all periods presented. The weighted average number of common shares used in determining basic and diluted Earnings Per Share ("EPS") attributable to common stockholders for the years ended January 31, 1999, 1998 and 1997 is as follows (in thousands):

      For the years ended January 31,             1999      1998     1997
      -------------------------------------------------------------------------
      Shares used in Basic EPS calculation       13,688    13,615   10,933
           Common Stock Equivalents                   -         -      193
                                                 ------    ------   ------
      Shares used for Diluted EPS calculation    13,688    13,615   11,126

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

Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company has no material components of other comprehensive income (loss) and, accordingly, the Company's comprehensive loss is the same as its net loss for all periods presented.

Segment Reporting

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company's primarily U.S. based businesses operate within the corporate communication services segment. The businesses exhibit similar economic characteristics and are focused to create effective brand communications to build clients' businesses.

Reclassifications
Certain amounts as previously reported have been reclassified to conform to current year classifications.


NOTE 3 - DIVESTITURES

On October 22, 1998, the Company closed on the sale of various assets of its One World subsidiary and the transfer of the AT&T account of YAR Communications, Inc. This transaction resulted in a combined pretax loss of $1.8 million in the third quarter ended October 31, 1998, which reflects the sale of various assets of the One World subsidiary and approximately $6.5 million of YAR goodwill related to the AT&T account. As consideration for the sale, the Company received $5.3 million on October 22, 1998, and received $1.1 million subsequent to year-end, on April 13, 1999.


NOTE 4 - OTHER ASSETS

Building Held for Sale
On July 17, 1998, the Company sold the building that housed the LA office of The Leap Partnership, Inc. The building was sold for $3.48 million, which resulted in a $1.15 million pre-tax gain, as reported. The sale also generated approximately $2 million in net cash after retiring $1.4 million of mortgage debt on the building and after payment of all closing costs.

Intangible Assets
In connection with the acquisition of YAR in April 1997 and Kang & Lee in November 1997, the Company recorded goodwill of approximately $17,212,000 and $1,074,000 respectively. The Company was amortizing these costs over twenty years commencing on the respective acquisition dates. In connection with the sale of various assets of One World and the transfer of the AT&T account of YAR (see Notes 3 and 6), the goodwill associated with these acquisitions was retired or written off in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

Other Assets
As of January 31, 1999 and 1998, respectively, Other Assets includes approximately $163,000 and $133,000 of purchased software costs. It is the Company's policy to amortize purchased software costs over a two-year period. Accumulated amortization as of January 31, 1999 and 1998, was $122,000 and $12,000, respectively. As such, the remaining unamortized values of the purchased software costs were $41,000 and $121,000 as of January 31, 1999 and 1998, respectively.

Additionally, Other Assets includes approximately $1,609,000 and $1,437,000 of capitalized software development costs as of January 31, 1999 and 1998, respectively. These costs are being amortized over a three-year period commencing when the product was available for general release. During the quarter ended October 31, 1998, in accordance with SFAS No. 121, the Company accelerated the depreciation of approximately $742,000 of unamortized capitalized software costs as events occurred which led management to determine that such costs were likely not to be realizable. As a result, accumulated amortization increased to $1,547,000 as of January 31, 1999 and was $518,000 as of January 31, 1998. The remaining unamortized capitalized software development costs were $62,000 and $919,000 as of January 31, 1999 and 1998, respectively.

In February and March of 1997, the Company loaned $1.7 million to Vivid Publishing, Inc. ("VPI"), an Internet production house, in exchange for a convertible debenture. On May 29, 1998, VPI repaid the Company approximately $1.8 million, which represented the entire principal amount of the convertible debenture, accrued interest and additional amounts for creative and other services.

NOTE 5 - NOTES AND MORTGAGE PAYABLE

In February 1997, the Company obtained a line of credit from a bank to provide working capital financing and funds for other general corporate purposes of the Company. The line of credit was secured by certain assets of the Company, including accounts receivable, equipment and general intangibles, and provided for borrowings up to a maximum principal amount of $8 million. On June 30, 1998, the Company refinanced $4,073,000 in outstanding debt by securing a new $5 million bank line of credit through June 30, 2000, which had a fixed interest rate of 6.75%. As of January 31, 1999, the outstanding balance on this line of credit was $4,073,000. On February 24, 1999, the outstanding balance was transferred to a new line of credit (see Note 13) and the former line of credit was retired.

In November 1997, one of the Company's wholly owned subsidiaries obtained a new line of credit from a bank to provide working capital financing and funds for other general corporate purposes. The line of credit was secured by substantially all the assets of the subsidiary and provided for borrowings up to a maximum principal amount of $5 million. The interest rate on the line was equal to the prime rate. At January 31, 1998, $1,475,000 was outstanding on this line of credit. On October 22, 1998, the outstanding balance of $1,895,000 plus accrued interest was paid in full and this line of credit was retired.

In May 1997, the Company obtained a line of credit from a bank to fund the purchase of the office building. The line was secured by cash funds of the Company held by the bank. At January 31, 1998, $565,000 was outstanding on this line of credit. On March 18, 1998, this outstanding balance was repaid with the proceeds from maturing U.S. Treasury Securities and this obligation was retired.

On February 2, 1998, the Company received proceeds from a loan for $665,000 from a bank. The three-year balloon note bears interest at the rate of 9%, payable, in monthly principal and interest installments of $5,992 through January 27, 2001, with a balloon payment of approximately $626,563 due in January 2001. The loan is secured by a mortgage on the building in which the Company's current principal offices are located and is personally guaranteed by an officer of the Company. As of January 31, 1999, $653,280 was outstanding on this note.


NOTE 6 - RESTRUCTURING PLAN

During the third quarter ended October 31, 1998, the Company recorded pretax restructuring charges of $738,000. The cost of the plan has been accounted for in accordance with the guidance set forth in Emerging Issues Task Force issue 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The Company implemented the plan to restructure the YAR operations as a result of losses and due to the transfer of the account of its largest client (see Note 3 and below). As a result of the plan, a layer of executive management was replaced with officers from the holding company and other senior management. Under the new management, new sales personnel have been hired, office space was consolidated, property and other long-lived assets were reviewed for future utility, and additional cost saving opportunities have been identified and are currently being pursued. The pretax charge of $738,000 is comprised of employee termination costs, lease termination costs, asset write-downs, and other related costs that have been or are anticipated to be incurred as a direct result of the plan. The unpaid restructuring costs of $234,378 are expected to be paid out within the next year.

In the third quarter, the Company continued to review its strategies related to YAR. The Company evaluated the recoverability of certain long-lived assets pursuant to the provisions of (SFAS No. 121 for impaired assets held for use. A non-cash pre-tax charge of $7.0 million was recognized for the impairment of the remaining YAR business and goodwill due to the transfer of its AT&T account. AT&T, a major client of both YAR and One World, reduced its spending among its agencies and indicated to the Company that it was looking to consolidate its business among its other agencies. As a result, during the third quarter, the Company executed a definitive agreement to sell various assets of One World and the AT&T account of YAR (the "Sale") to another AT&T agency, Young & Rubicam (See Note 3). The account had represented approximately 55% of YAR's revenue for the fiscal year ended January 31, 1998 and approximately 37% of YAR's revenue for the nine months prior to the Sale.

Further, in accordance with SFAS No. 121, the Company also recorded an impairment loss of approximately $1.5 million in order to adjust the book value of property and equipment associated with the YAR business to its fair value based on an appraisal. Additionally, as described in Note 4, in accordance with SFAS No. 121, the Company recorded an impairment loss of $742,000 of unamortized capitalized software costs as events in the third quarter occurred which led management to determine that such costs were likely not to be realizable.


NOTE 7 - CAPITAL STOCK

Incorporation
On September 20, 1993, The Leap Partnership, Inc. was incorporated in Illinois. Subsequently, on March 11, 1996, the Company was formed and became the parent to the wholly owned subsidiaries, The Leap Partnership Inc., Lilypad Services, Inc. and Tadpole Productions, Inc. In connection with the formation of the Company, each of the four founding stockholders of Leap Partnership exchanged their 25 shares of Leap Partnership common stock for 2,400,000 shares of the Company's common stock. The combined entities have been under common control since inception and have been included in the consolidated financial statements at historical cost since their respective dates of inception in a manner similar to a pooling of interests.

The initial certificate of incorporation of the Company authorized 40,000,000 shares of common stock with $.01 par value and 10,000,000 shares of preferred stock with $.01 par value. On May 29, 1996, the Board of Directors and Stockholders of the Company approved an amendment to the certificate of incorporation that increased the total number of authorized shares of common stock to 100,000,000 and preferred stock to 20,000,000.

Stock Repurchase Program
On June 2, 1997, the Company's Board of Directors approved a Stock Repurchase Program by which the Company could repurchase up to 1,000,000 shares of the Company's outstanding common stock through June 1, 1998. The total cost of the program was not to exceed $3,000,000. Company stock could have been repurchased on the open market or in negotiated transactions, depending upon the stock price, market conditions and other factors. The repurchased shares have been held as treasury shares and will be available for general corporate purposes. As of January 31, 1999 and 1998, the Company had purchased 50,000 shares at an aggregate cost of $151,130.


NOTE 8 - STOCK COMPENSATION PLANS

1996 Stock Option Plan
On January 3, 1996, the Board of Directors and Stockholders of The Leap Partnership, Inc. adopted the 1996 Stock Option Plan, which was subsequently amended and restated on March 12, 1996, by the Board of Directors and Stockholders of the Company, whereby certain eligible employees may be granted options. The 1996 Stock Option Plan allows issuance of incentive stock options and nonqualified options. The 1996 Stock Option Plan is administered by the Stock Option Committee of the Board of Directors. The exercise price of incentive stock options shall not be less than the stock's intrinsic fair market value on the date of grant. No more shares were available for grant under this plan as of January 31, 1997. However, due to cancellations, 7,333 became available for grant as of January 31, 1999.

Employee Incentive Compensation Plan
Effective May 29, 1996, the Company adopted the Employee Incentive Compensation Plan (the "Incentive Plan"), which permits grants of incentive stock options, nonqualified stock options, stock appreciation rights, performance shares, restricted stock, deferred stock and other stock-based awards. The Incentive Plan authorizes the issuance of up to 2,000,000 shares of Common Stock in connection with such awards. During fiscal 1998, because of the recent acquisitions of the Company, 1,500,000 additional shares were authorized by shareholders for grant and were reserved under this plan, so that a total of 3,500,000 shares are reserved under this plan. Directors, officers, employees and consultants of the Company are eligible to receive grants under the Incentive Plan. At January 31, 1999, 2,222,664 shares were available for grant under this plan.

Employee Stock Purchase Plan
Effective May 29, 1996, the Company's Board of Directors adopted the Employee Stock Purchase Plan, which provides for the issuance of a maximum of 500,000 shares of Common Stock. Under Section 423 of the Internal Revenue Code (the "Code"), eligible employees can have earnings withheld to be used to purchase shares of the Common Stock on specified dates determined by the Board of Directors up to a maximum of $25,000 per year. The price of the Common Stock purchased under the Employee Stock Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each offering period or the specified purchase date (in each case, averaged over the prior ten trading days). On December 31, 1998 and 1997, respectively, participating employees purchased 60,999 and 22,199 shares of Company stock. At January 31, 1999, 416,802 shares were available for purchase under the plan.

Non-Employee Directors' Stock Option Plan
On May 29, 1996, the Board of Directors adopted the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the issuance of up to 200,000 nonstatutory stock options to non-employee directors of the Company. On the effective date of the Offering, each of the three non-employee directors were granted immediately exercisable options to purchase 20,000 shares of Common Stock at an exercise price equal to the Initial Public Offering price. Each person who becomes a non-employee director of the Company after the date of the Offering will automatically be granted nonstatutory options to purchase 5,000 shares of Common Stock on the date of such directors' initial election or appointment to the Board of Directors and on each anniversary of the initial grant date. Such options shall become exercisable one year after the date of grant, or earlier if so provided in the agreement granting the option to the non-employee director, at an exercise price equal to the intrinsic fair market value of the Common Stock on the date of grant. All options granted under the Directors' Plan would have a five-year term. At January 31, 1999, 170,000 shares were available for grant under this plan.


Pro Forma Stock-Based Compensation Disclosures
Under various plans, the Company may grant stock options and other awards to key executives, directors, management and creative personnel. Transactions under the various stock option plans for the periods indicated were as follows:

                                                             Weighted Average
STOCK OPTIONS OUTSTANDING AT:                  Shares         Exercise Price
-----------------------------------------------------------------------------
     January 31, 1997                        2,590,000              $5.96
-----------------------------------------------------------------------------
         Granted                             1,719,000              $3.57
         Exercised                              14,667              $3.00
         Canceled                              274,333              $7.00
-----------------------------------------------------------------------------
     January 31, 1998                        4,020,000              $5.26
-----------------------------------------------------------------------------
         Granted                               575,669              $2.39
         Exercised                             494,919              $1.87
         Canceled                              945,334              $3.96
-----------------------------------------------------------------------------
     January 31, 1999                        3,155,416              $5.65
-----------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at January 31, 1999:

                              OUTSTANDING OPTIONS                           EXERCISABLE OPTIONS
                    -----------------------------------------------      --------------------------
                                Weighted Average   Weighted Average                     Weighted
Exercise Price       Shares       Exercise Price    Remaining Term        Shares      Average Price
---------------------------------------------------------------------------------------------------
$1.66-$2.94           235,750          $2.05            4.30               202,417         $1.95
$3.00-$4.75         1,055,666          $3.49            6.67               754,222         $3.29
$7.00-$10.00        1,864,000          $7.33            7.08             1,655,000         $7.32
--------------------------------------------------------------------------------------------------
                    3,155,416          $5.65            6.74             2,611,639         $5.74

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans.

If the compensation expense for the Company's stock-based compensation plans had been determined based on the fair value at the grant date consistent with the requirements of Statement of Financial Accounting Standards No.

123, Accounting for Stock-Based Compensation, the Company's pro forma net income
(loss) and pro forma net income (loss) per share would have been as indicated below:

                                  FISCAL 1999      FISCAL 1998    FISCAL 1997
-----------------------------------------------------------------------------
Net income (loss)
     As reported                 ($18,322,753)    ($5,610,832)    $1,305,931
     Pro forma                   ($19,146,244)    ($6,395,506)   ($4,511,769)
-----------------------------------------------------------------------------
Net income (loss) per share
     As reported                       ($1.34)         ($0.41)         $0.12
     Pro forma                         ($1.40)         ($0.47)        ($0.41)
-----------------------------------------------------------------------------

The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                  FISCAL 1999      FISCAL 1998    FISCAL 1997
-----------------------------------------------------------------------------
Risk-free interest rate          4.18%-5.61%      5.34%-5.55%        6.78%
Expected life                    1-3 years        1-5 years        5-10 years
Expected volatility                  72%              57%             75%
Expected dividend yield               0%               0%              0%
-----------------------------------------------------------------------------

NOTE 9 - EMPLOYEE RETIREMENT PLANS

Effective January 1, 1997, the Company adopted a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees contribute a percentage of their salaries to the plan, subject to the maximum IRS prescribed deferral percentage and dollar limitation. The terms of the plan call for discretionary profit sharing contributions by the Company as determined annually by the Board of Directors. There were no Company contributions made to the plan through January 31, 1999.

The Company has no other obligations for post-retirement benefits.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company leases office space, telephones, copiers and other equipment under operating leases and computer equipment under capital leases. Minimum future lease payments under these leases are as follows:

                                                  Operating      Capital
Fiscal Year ending January 31,                      leases       leases       Total
---------------------------------------------------------------------------------------
     2000                                           561,337      389,230     950,567
     2001                                           345,483       43,082     388,565
     2002                                           324,215            -     324,215
     2003                                           298,877            -     298,877
     Thereafter                                           -            -           -
---------------------------------------------------------------------------------------
     Total future minimum lease payments         $1,529,912     $432,312  $1,962,224
         Less amount representing interest                       (18,628)
                                                                --------
     Obligations under capital leases                           $413,684
         Less current portion of capital lease obligation       (360,776)
                                                                --------
     Non-current portion of capital lease obligation            $ 52,908
                                                                ========

Litigation

In February 1998, Venture Direct Worldwide, Inc. filed a lawsuit in the Supreme Court of New York against an employee of Quantum Leap, the Company and QLC. The complaint alleges that the employee's e-mail response to an e-mail communication from the plaintiff caused damage to the plaintiff. The Company has received from the plaintiff a settlement proposal that does not involve a monetary payment. The Company intends to vigorously defend the suit and believes that the employee's actions were outside the scope of employment. The complaint alleges six causes of action, each seeking ten million dollars plus punitive damages. Management does not believe that the claims have any merit or that the ultimate outcome of this matter will have a material adverse impact on the Company's financial position or results of operations.

In November 1998, the Company filed a complaint in the Supreme Court of the State of New York against Finkle, Ross & Rost, L.L.P., the former accountants for Yurianna, Inc., the company from which the Company acquired various assets of YAR, alleging breach of contract and accountant malpractice. The action seeks damages believed to exceed $13,500,000 and such other relief as the court deems just and equitable. In December 1998, Finkle, Ross & Rost, LLP filed a complaint in the Supreme Court of the State of New York against the Company for $28,750 for accounting services rendered. Although Finkle, Ross & Rost LLP has performed services for the Company, the Company intends to vigorously oppose this claim due to the quality of services provided.

On December 4, 1998, Yuri and Anna Radzievsky (the Radzievskys), former employees of YAR, filed a multi-count Demand for Arbitration with the American Arbitration Association (AAA) against the Company and YAR. The demand seeks: (1) a declaration that the Radzievskys' termination from YAR was allegedly "without cause", and that the Company's failure to continue to pay each of the Radzievskys' base salary violates their respective employment agreements; and
(2) a declaration of various rights that flow from the foregoing determinations, under the Radzievskys' employment agreements and stock option agreements. The demand also asserts, inter alia, various other breaches of the Radzievskys' employment agreements, non-competition agreements and the asset purchase agreement between YAR, the Company, the Radzievskys and the Rayco Group, Inc.; unfair competition; and tortious interference with business relations and prospective business relations. The demand seeks compensatory damages in excess of $3.5 million and punitive damages in excess of $3.5 million. The Company and YAR deny that any of the claims have merit and intend to vigorously defend against the demand.

On December 10, 1998, the Company and YAR filed a Complaint in the State Court of New York against the Radzievskys and Greg Fomin, also a former employee of YAR, alleging: (1) multiple breaches of fiduciary duty by the Radzievskys and by Fomin, and seeking compensatory damages as the result; and (2) tortious interference by the Radzievskys with the Company's business relations regarding its transaction with Young & Rubicam, and claiming compensatory damages in excess of $4.2 million and punitive damages of $9 million.

There are no other significant claims or lawsuits against the Company.

Employment Agreements
The Company has entered into employment agreements with several key executives which expire at various dates ranging from March 1999 through March 2001. Mr. Lutterbach's employment with the Company terminated in April 1998. The executives' annual salaries range from $200,000 to $300,000. Certain key executives agreed to voluntarily reduce their annual salaries during fiscal 1999 to $52,000. As of January 1, 1999, the executive salaries were returned to the previous salary levels.


NOTE 11 - OTHER INCOME AND EXPENSE

Included in other income and expense for the years ended January 31, 1999, 1998 and 1997, is interest income of $377,830, $1,313,365 and $619,400 and interest expense of $543,693, $1,044,341 and $163,107 respectively.

NOTE 12 -- INCOME TAXES

Income tax expense is calculated according to the provisions of SFAS No. 109, Accounting for Income Taxes, which requires the liability method as described in
Note 2. The income tax provisions (benefits) charged to net income are summarized as follows:

                                         FISCAL YEAR ENDED JANUARY 31,
                                       ---------------------------------
                                       1999          1998           1997
---------------------------------------------------------------------------
Federal:
     Current                          $451,995     ($290,000)      $292,229
     Deferred                        2,327,839    (2,516,314)       188,475
---------------------------------------------------------------------------
                                    $2,779,834   ($2,806,314)      $480,704
State:
     Current                          ($27,000)     ($30,000)       $14,429
     Deferred                          632,222      (674,051)        41,229
---------------------------------------------------------------------------
                                      $605,222     ($704,051)       $55,658
---------------------------------------------------------------------------
Total tax provision (benefit)       $3,385,056   ($3,510,365)      $536,362

The statutory federal income tax rate is reconciled to the Company's effective income tax rate below:

                                            FISCAL YEAR ENDED JANUARY 31,
                                          ----------------------------------
                                          1999          1998           1997
----------------------------------------------------------------------------
Statutory rate                           (34.0)%       (34.0)%         34.0%
State, net of Federal tax benefit         (2.3)         (3.9)           4.8
Interest income, exempt from State
  income taxes                               -          (0.8)          (2.2)
Valuation allowance                       57.8             -           (9.7)
Other                                      1.2           0.2            2.2
----------------------------------------------------------------------------
Effective rate                            22.7%        (38.5)%         29.1%

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

The components of the net current deferred income tax asset are as follows:

                                    FISCAL YEAR ENDED JANUARY 31,
                                    -----------------------------
                                          1999          1998
-----------------------------------------------------------------
Net operating loss carryforward          $      -      $      -
Compensation accruals                      40,850        41,925
Bad debt reserves                         182,827       244,431
Accrued restructuring costs                89,064       240,386
Other                                      19,701         3,258
Valuation reserve                        (332,442)            -
-----------------------------------------------------------------
Net current deferred income tax asset    $      -      $530,000

The components of the net long-term deferred income tax asset (liability) are as follows:

                                    FISCAL YEAR ENDED JANUARY 31,
                                    -----------------------------
                                          1999          1998
-----------------------------------------------------------------
Net operating loss carryforward          $4,487,077    $2,930,067
Property and equipment                      518,049       (12,217)
Capitalized software costs                   23,585      (364,130)
Goodwill                                  3,272,106      (104,217)
Other                                             0       (19,442)
Valuation reserve                        (8,300,817)            -
-----------------------------------------------------------------
Net long-term deferred income tax
asset/(liability)                        $        -    $2,430,061

As of January 31, 1999, the Company has a deferred tax asset of approximately $8.6 million. Approximately $4.5 million of the deferred tax asset relates to operating loss carryforwards for federal and state income tax purposes which begin to expire in fiscal year 2011. The net operating loss carryforward at Janaury 31, 1999, is approximately $11.8 million. The most significant of the other deferred tax assets is approximately $3.3 million related to YAR's goodwill which was written off for financial reporting purposes during the quarter ended October 31, 1998. This goodwill continues to have tax basis and the Company will continue to amortize the goodwill for tax purposes.

The Company has provided a full valuation reserve against the net deferred tax asset due to its limited operating history, recent operating losses, the difficulty and significant judgment in projecting future operating results, the volatility of the industry, and the transfer of YAR's AT&T account, which had previously provided substantial taxable income. To the extent that the Company achieves future taxable income, no provision will be recorded until the operating losses have been fully utilized.


NOTE 13 - SUBSEQUENT EVENTS

New Line of Credit and Bank Financing (see Note 5)
On February 24, 1999, the Company obtained a new $10 million secured revolving line of credit. The new line of credit is renewable each year and will bear interest at a rate of 1.5% above the bank's highest CD rate. Borrowings are collateralized by substantially all the assets of the Company, and the line of credit agreement requires the Company to maintain certain minimum levels of working capital and net worth.

Proceeds from Sale of One World Received (see Note 3)
On April 13, 1999, the Company received $1.1 million from Young & Rubicam as an additional payment for the Sale of One World.

Litigation Updates (see Note 10)
On February 2, 1999, the Supreme Court of the State of New York entered an order staying the lawsuit against the Radzievskys and Greg Fomin on the grounds that the dispute is arbitrable as to the Radzievskys and on equitable grounds as to Fomin. In addition, the court denied the Company and YAR's motion to stay certain portions of the Radzievsky's arbitration action against the Company and YAR. On February 19, 1999, the Company and YAR filed a counterclaim against the Radzievskys in the AAA arbitration, asserting the identical claims that were previously asserted against the Radzievskys in the Supreme Court of New York action. In addition, the Company and YAR have appealed the court's order staying the claim as to Fomin and are also appealing that part of the court's order denying the Company and YAR's motion to stay one of the claims of the Radzievskys' arbitration demand.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with independent auditors on accounting and financial disclosure.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Reference is made to the 1999 Proxy Statement under the headings "Election of Directors" and "Executive Compensation and Certain Transactions (hereby incorporated by reference) for this information.


Item 11.    Executive Compensation.

Reference is made to the 1999 Proxy Statement under the heading "Executive Compensation and Certain Transactions" (hereby incorporated by reference) for this information.


Item 12.    Security Ownership of Management and Certain Beneficial Owners.

Reference is made to the 1999 Proxy Statement under the headings "Security Ownership of Management and Certain Beneficial Owners" (hereby incorporated by reference) for this information.


Item 13.    Certain Relationships and Related Transactions.

Reference is made to the 1999 Proxy Statement under the heading "Executive Compensation and Certain Transactions" (hereby incorporated by reference) for this information.


PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1. Consolidated Financial Statements--

     The following Consolidated Financial Statements and related Notes and Report of Independent Public Accountants are contained herein in Part II,
     Item 8.

     Report of Arthur Andersen LLP, Independent Public Accountants

     Consolidated Balance Sheets as of January 31, 1999 and 1998

     Consolidated Statements of Operations for the Fiscal Years Ended January 31, 1999, 1998 and 1997

     Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended January 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the Fiscal Years Ended January 31, 1999, 1998 and 1997

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
     *3.1                Amended and Restated Certificate of Incorporation of
                         the Registrant.

     *3.2                Amended and Restated Bylaws of the Registrant.

     *4.1                Specimen Stock Certificate Representing Common Stock.

     ****10.1 Line of Credit Agreement, dated November 5, 1997, between YAR Communications, Inc. and The Chase Manhattan Bank (a.k.a. The Chemical Bank)

    *****10.2            Mortgage Agreement, dated January 27, 1998, between The
                         Leap Partnership, Inc. and Alliance Banking Company.

    ***10.3 Revolving Credit Agreement, dated January 30, 1998, by and between the Company and Manufacturers Bank, for a line of credit up to $8,000,000, and related documentation.

    *****10.3a           Second Loan Modification Agreement, dated January 30,
                         1998, between The Leap Group, Inc. and Manufacturer's
                         Bank

    **10.4               The Leap Group, Inc. Employee Incentive Compensation
                         Plan.

    10.4a First Amendment, dated June 3, 1997, to The Leap Group, Inc. Employee Incentive Compensation Plan.

    **10.5               The Leap Group, Inc. Non-employee Directors' Stock
                         Option Plan.

    **10.6               The Leap Group, Inc. Employee Stock Purchase Plan.


    **10.7               The Leap Group, Inc. Amended and Restated 1996 Stock
                         Option Plan.

    10.8 Employment Agreement dated March 12, 1999 by and between the Company and Frederick Smith.

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

*** Previously filed on May 1, 1997 as an Exhibit to the Annual Report on Form 10-K.

**** Previously filed on December 15, 1997 as an Exhibit to the Quarterly Report on Form 10-Q for the Quarter ended October 31, 1997.

***** Previously filed on May 1, 1998 as an Exhibit to the Annual Report on Form
      10-K.


(b) Reports on Form 8-K

     Form 8-K, dated October 22, 1998, and filed with the Commission on November 6, 1998 which includes unaudited pro forma financial information with respect to the Asset Sale of One World Communications, Inc. and the AT&T account of YAR Communications, Inc. to Young and Rubicam, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LEAPNET, INC.


                                      By: /s/ FREDERICK A. SMITH
                                         -----------------------------
                                              Frederick A. Smith
                                         Chairman and Chief Executive Officer
                                         (principal executive, financial and
                                         accounting officer)

                                      Date: April 29, 1999


Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of April, 1999:




/s/ FREDERICK A. SMITH                             /s/  JOHN G. KEANE
-------------------------------                    --------------------------
Frederick A. Smith                                      John G. Keane
Chief Executive Officer                                 Director

/s/ THOMAS R. SHARBAUGH                            /s/ CHARLES J. RUDER
-------------------------------                    --------------------------
Thomas R. Sharbaugh                                    Charles J. Ruder
Director and President                                 Director

/s/ GEORGE GIER                                    /s/ GREGORY J. GARVILLE
-------------------------------                    --------------------------
George Gier                                            Gregory J. Garville
Director, Chief Marketing and Information              Director
Officer and Executive Vice President

                                 EXHIBIT INDEX


               10.4a First Amendment, dated June 3, 1997, to The Leap Group, Inc. Employee Incentive Compensation Plan.


               10.15 Employment Agreement dated March 12, 1999 by and between the Company and Frederick Smith.

               11.       Statement Regarding Computation of Per Share Earnings.


               21.       Subsidiaries of the Registrant.


               23.       Consent of Arthur Andersen LLP.


               27.       Financial Data Schedule.