Form 10-Q
period 1999-04-30
LEAPNET INC
filed 1999-06-10
CIK 1015665

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1999

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

                       Commission file number 000-20835



                                 LEAPNET, INC.
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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                Outstanding Shares at
                  Class                             June 10, 1999
              -------------                     ----------------------

     Common Stock - $0.01 par value                 14,139,785



                                 LEAPNET, INC.

                                   FORM 10-Q
                             FOR THE PERIOD ENDED
                                APRIL 30, 1999

                                     INDEX

  Part I.    FINANCIAL INFORMATION

     Item 1. Financial Statements:

             Consolidated Balance Sheets --
                    April 30, 1999 (Unaudited)
                    and January 31, 1999                                                  3

             Consolidated Statements of Operations --
                    Three Months Ended
                    April 30, 1999 and 1998 (Unaudited)                                   5

             Consolidated Statements of Cash Flows --
                    Three Months Ended
                    April 30, 1999 and 1998 (Unaudited)                                   6

             Notes to Consolidated Financial Statements                                   7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                10


  Part II.   OTHER INFORMATION

     Item 1. Legal Proceedings                                                            15

     Item 6. Exhibits and Reports on Form 8-K                                             15


  SIGNATURES                                                                              16

Part I.   FINANCIAL INFORMATION


Item 1.   Financial Statements


                        LEAPNET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                             April 30,        January 31,
                                                                                           --------------   ---------------
                                                                                                1999             1999
                                                                                           --------------   ---------------
                                                                                             (unaudited)
                                 ASSETS
Current Assets
  Cash and cash equivalents......................................................            $14,047,155       $14,076,379
  Shortterm investments..........................................................                718,210                 0
  Accounts receivable (net of allowance of
    $776,578 and $470,750, respectively).........................................              5,778,942         6,433,214
  Costs in excess of billings (net of allowance of
    $47,000 and $10,374, respectively)...........................................                453,695           339,907
  Prepaid expenses...............................................................                311,696           262,970
                                                                                             -----------       -----------
     Total current assets........................................................             21,309,698        21,112,470
Property and Equipment
  Land...........................................................................                158,921           158,921
  Building and building improvements.............................................                493,473           493,473
  Leasehold improvements.........................................................                716,656           716,656
  Computer equipment.............................................................              1,276,344         1,172,305
  Furniture and equipment........................................................                858,277           853,517
                                                                                             -----------       -----------
                                                                                               3,503,671         3,394,872
  Less accumulated depreciation..................................................             (1,120,797)         (910,811)
                                                                                             -----------       -----------
     Net property and equipment..................................................              2,382,874         2,484,061

Other Assets.....................................................................                302,579           136,839
                                                                                             -----------       -----------

Total Assets.....................................................................            $23,995,151       $23,733,370
                                                                                             ===========       ===========

                         LEAPNET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                             April 30,          January 31,
                                                                                         -----------------   ------------------
                                                                                               1999                 1999
                                                                                         -----------------   ------------------
                                                                                            (unaudited)
                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable..............................................................             $  2,611,487         $  2,652,819
  Accrued expenses..............................................................                  808,745              886,346
  Accrued restructuring.........................................................                        0              234,378
  Billings in excess of costs...................................................                1,829,725            1,331,279
  Notes payable.................................................................                4,092,892            4,073,000
  Current portion of long-term liabilities......................................                  332,978              374,611
                                                                                             ------------         ------------
     Total current liabilities..................................................                9,675,827            9,552,433
Long-Term Liabilities
  Long-term mortgage payable....................................................                  637,015              640,445
  Capital lease obligations.....................................................                        0               52,908
                                                                                             ------------         ------------
     Total long-term liabilities................................................                  637,015              693,353

Total Liabilities...............................................................             $ 10,312,842         $ 10,244,786
                                                                                             ------------         ------------

Commitments and Contingencies (Note 8)

Stockholders' Equity
  Preferred stock, $.01 par value, 20,000,000 shares authorized,
    no shares issued or outstanding.............................................                        0                    0
  Common stock, $.01 par value; 100,000,000 shares authorized,
    14,139,785 and 14,131,785 shares issued and outstanding as of
    April 30, 1999 and January 31, 1999, respectively...........................                  141,398              141,318
  Unrealized gain on marketable securities......................................                  392,131                    0
  Additional paid in capital....................................................               36,579,838           36,566,638
  Retained earnings (accumulated deficit).......................................              (23,279,928)         (23,068,242)
  less cost of 50,000 shares of common stock held in treasury...................                 (151,130)            (151,130)
                                                                                             ------------         ------------
     Total Stockholders' Equity.................................................             $ 13,682,309         $ 13,488,584
                                                                                             ------------         ------------

Total Liabilities and Stockholders' Equity......................................             $ 23,995,151         $ 23,733,370
                                                                                             ============         ============




The accompanying notes to the financial statements are an integral part of these statements.

                        LEAPNET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                          Three Months Ended
                                                                                          ------------------
                                                                                              April  30,
                                                                                  -----------------------------------
                                                                                        1999               1998
                                                                                  ----------------   ----------------
                                                                                              (Unaudited)
Revenues.....................................................................         $ 7,909,262        $10,375,063

Operating expenses:

      Direct costs and related expenses......................................           3,095,994          3,142,620

      Salaries and related expenses..........................................           3,277,002          5,017,718

      General and administrative expenses....................................           1,927,373          2,085,635
                                                                                      -----------        -----------
            Total operating expenses.........................................           8,300,369         10,245,973
                                                                                      -----------        -----------

Operating income/(loss)......................................................            (391,107)           129,090

        Net interest income/(expense)........................................             179,421            (96,958)
                                                                                      -----------        -----------
Income/(loss) before income taxes............................................            (211,686)            32,132

        Income tax benefit/(expense).........................................                   0            (17,146)
                                                                                      -----------        -----------

Net income...................................................................           ($211,686)       $    14,986
                                                                                      ===========        ===========

Per share data:
        Net loss per share: basic & diluted..................................              ($0.01)             $0.00
                                                                                      ===========        ===========
        Weighted average number of shares
                 used in basic per share computation.........................          14,134,000         13,641,000
                 used in diluted per share computation.......................          14,134,000         13,861,000


The accompanying notes to the financial statements are an integral part of these statements.

                         LEAPNET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended
                                                                       -----------------------------------------
                                                                                       April 30,
                                                                       -----------------------------------------
                                                                              1999                  1998
                                                                       -------------------   -------------------
                                                                                      (Unaudited)
Cash flows from operating activities:
 Net income.............................................                        ($211,686)          $    14,986
 Adjustments to reconcile net income to net cash
    Provided by operating activities:
     Depreciation and amortization......................                          228,571               520,845
     Deferred income taxes..............................                                0                17,146
     Changes in operating assets and liabilities:
       Accounts receivable..............................                          328,193               795,502
       Costs in excess of billings......................                         (113,788)             (696,953)
       Prepaid expenses.................................                          (48,726)              (17,731)
       Other assets.....................................                            2,000                 4,095
       Accounts payable.................................                          (41,332)           (1,201,988)
       Accrued expenses.................................                          (77,601)             (552,151)
       Accrued restructuring costs......................                         (234,378)             (454,690)
       Billings in excess of costs......................                          498,446               408,345
                                                                              -----------           -----------
 Net cash provided by/(used in) operating activities....                          329,699            (1,162,594)

Cash flows from investing activities:
       Release of Escrow Monies in connection
         with YAR Acquisition...........................                                0             3,000,000
       Capital expenditures.............................                         (108,799)               96,053
       Capitalized software costs.......................                         (186,325)             (115,127)
       Note receivable..................................                                0                61,277
                                                                              -----------           -----------
 Net cash (used in)/provided by investing activities....                         (295,124)            3,042,203

Cash flows from financing activities:
       Net proceeds from common stock issuance..........                           13,280                36,000
       Net proceeds from bank borrowings................                           16,591               406,487
       Capital lease obligations........................                          (93,670)              (91,841)
                                                                              -----------           -----------
 Net cash (used in)/provided by financing activities....                          (63,799)              350,646

Net (decrease)/increase in cash and cash equivalents....                          (29,224)            2,230,255
Cash and cash equivalents, at beginning of period.......                       14,076,379             7,214,261
                                                                              -----------           -----------

Cash and cash equivalents, at end of period.............                      $14,047,155           $ 9,444,516
                                                                              ===========           ===========
Supplementary disclosure of cash paid during the period:
 Interest paid..........................................                         $ 93,782            $143,344
 Taxes paid.............................................                         $      0            $155,400
Supplementary disclosure of noncash investing and financing activities:
 Securities received from client for services rendered,
 stated at fair market value (Note 5)...................                         $718,210            $      0

The accompanying notes to the financial statements are an integral part of these statements.

                        LEAPNET, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes to the consolidated financial statements include the results of Leapnet, Inc. (the "Company") and its wholly-owned subsidiaries.

On October 22, 1998, the Company sold one of its wholly-owned subsidiaries, One World Communications, Inc. ("One World"), as described further in Note 3. As such, the historical operating results of One World are included within the financial statements for the three months ended April 30, 1998, but are not included for the three months ended April 30, 1999.

The unaudited consolidated financial statements for the three month periods ended April 30, 1999 and 1998 reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 30, 1999.

The results of operations for the three month period ended April 30, 1999 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending January 31, 2000.

Certain amounts previously reported have been reclassified to conform to current year classifications.


NOTE 2 --  Net Income Per Share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS 128, the weighted average number of common shares used in determining basic and diluted earnings per share attributable to common stockholders for the quarters ended April 30, 1999 and 1998 is as follows:

                                                                  April 30, 1999        April 30, 1998
                                                                 -----------------   --------------------
Common shares outstanding--Basic                                      14,134,000             13,641,000
Common stock equivalents                                                       0                220,000
                                                                      ----------             ----------
Common shares outstanding--Diluted                                    14,134,000             13,861,000

The effect of the outstanding common stock equivalents is not considered for the quarter ended April 30, 1999 as such effect would be antidilutive due to the Company's net loss.


NOTE 3 -- Divestitures

On October 22, 1998, the Company closed on the sale to Young & Rubicam, Inc. of various assets of its One World subsidiary and the transfer of the AT&T account of YAR Communications, Inc. ("YAR"). As consideration for the sale, the Company received $5.3 million on October 22, 1998, and an additional $1.1 million in April 1999.


NOTE 4 --  Restructuring Plan

In fiscal 1999, the Company implemented a plan to restructure the operations of YAR as a result of losses due to the transfer of the account of its largest client, AT&T. During the quarter ended October 31, 1998, the Company recorded pretax restructuring charges of $738,000, including costs for lease termination costs, severance, asset write-downs, and other related costs that have been or are anticipated to be incurred as a direct result of the plan. The cost of the plan has been accounted for in accordance with the guidance set forth in Emerging Issues Task Force issue 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). As of April 30, 1999, the restructuring efforts have been completed and all restructuring costs have been paid out.


NOTE 5 -- Short Term Investments

The Company accounts for equity investments using SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, management determines the proper classifications of investments at the time of receipt and reevaluates such designations as of each balance sheet date. At April 30, 1999, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these equity securities are stated at fair value of $718,000 on the balance sheet with comprehensive income resulting from an unrealized gain of $392,000 which is reported as a separate component of shareholder's equity.


NOTE 6 -- Line of Credits

On February 24, 1999, the Company obtained a new $10 million secured revolving line of credit. The new line of credit is renewable each year and will bear interest at a rate of 1.5% above the bank's highest CD rate. Borrowings are collateralized by substantially all the assets of the Company, and the line of credit agreement requires the Company to maintain certain minimum levels of working capital and net worth. At April 30, 1999, the interest rate was 7% and the outstanding balance on the line was $4,093,000.


NOTE 7 -- Income Taxes

As of April 30, 1999 and January 31, 1999, the Company has deferred tax assets of approximately $8.7 million and $8.6 million, respectively. As of April 30, 1999, approximately $4.6 million of the deferred tax asset relates to operating loss carryforwards for federal and state income tax purposes which begin to expire in fiscal year 2011. The most significant of the other deferred tax assets is approximately $3.3 million related to goodwill which was written off for financial reporting purposes during the quarter ended October 31, 1998. This goodwill continues to have tax basis and the Company will continue to amortize the goodwill for tax purposes.

The Company has provided a full valuation reserve against the net deferred tax asset due to its limited operating history, recent operating losses, the difficulty and significant judgment in projecting future operating results, the volatility of the industry, and the transfer of the AT&T account, which had previously provided substantial taxable income (See Notes 3 and 4). Consequently, as the Company achieves future taxable income, no income tax provision will be recorded until the deferred taxes related to the operating loss carryforwards have been fully utilized.


NOTE 8 -- Litigation

In November 1998, the Company filed a complaint in the Supreme court of the State of New York against Finkle, Ross & Rost, LLP ("Finkle"), the former accountants for Yurianna, Inc., the company from which the Company acquired various assets of YAR, alleging breach of contract and accountant malpractice. The action seeks damages believed to exceed $13,500,000 and such other relief as the court deems just and equitable. In December 1998, Finkle filed a complaint in the Supreme Court of the State of New York against the Company for $28,750 for accounting services rendered. The amount was reduced to $11,250 by Finkle. Although Finkle has performed services for the Company, the Company intends to vigorously oppose this claim due to the quality of services provided.

On June 6, 1999, the Company settled its disputes with Yuri and Anna Radzievsky and Greg Fomin. See the third, fourth, and fifth paragraphs of Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 for information concerning these disputes. The matters involving the Radzievskys and Mr. Fomin have been settled and mutual releases exchanged. The matters have been dismissed with prejudice, with each party paying its own costs and expenses. Pursuant to the settlement, the non-competition agreement between the Radzievskys and the Company have been modified and will be effective until October 31, 1999. In addition, options to purchase 300,000 shares of the Company's Common Stock which were previously granted to each of the Radzievskys have been reinstated. Such options are exercisable at a price of $4.263 per share and expire on April 15, 2007.

See Item 3 of the 10-K for the fiscal year ended January 31, 1999 for additional disclosures regarding pending matters.


NOTE 9 -- Subsequent Events

Acquisition
-----------

On June 5, 1999, the Company signed a letter of intent to acquire Nine Dots Corporation. Nine Dots is an interactive marketing services firm specializing in digital branding, online advertising and promotion, strategic consulting and Web site development. The Company anticipates closing on the acquisition during the third quarter of the current fiscal year. The proposed purchase price is equal to the greater of $5,000,000 or 1.5 times Nine Dots' revenue for the twelve months prior to the closing, subject to the achievement of certain minimum revenue and earnings amounts, plus additional earnout provisions if Nine Dots exceeds certain negotiated revenue and earnings amounts over the next two years.

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations

The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, accompanying notes thereto and other financial information appearing in the Company's Annual Report of Form 10-K which was filed with the Securities and Exchange Commission on April 30, 1999.

In reviewing the discussion of the Results of Operations that appears below, the following should be taken into consideration:

On October 22, 1998, the Company sold one of its wholly-owned subidiaries, One World Communications, Inc. ("One World") and the AT&T account of YAR Communications, Inc. ("YAR") as further described in Notes 3 and 4 to the Consolidated Financial Statements. As such, the historical operating results of One World are included within the results of operations for the three months ended April 30, 1998, but are not included within the three months ended April 30, 1999.


Results of Operations

Revenues
--------

Revenues decreased to $7.9 million for the three months ended April 30, 1999 from $10.4 million for the three months ended April 30, 1998, a decrease of approximately $2.5 million or 24%. The $2.5 million decrease in revenue was primarily due to the October 1998 sale of One World and the AT&T account of YAR which resulted in decreased revenue during the three months ended April 30, 1999 of approximately $2.3 million and $2.5 million, respectively. These decreases were offset in part by increases in revenue from new and existing accounts at The Leap Partnership and Quantum Leap Communications of $2.3 million.

Direct Costs and Related Expenses
---------------------------------

Direct costs and related expenses generally consist of production costs which include services such as filming, animation, editing, special effects, photography and illustrations, artwork, computer design and various related production services which are generally outsourced, along with contract labor talent and other costs related to creative executions which may included traditional media as well as new technologies and multimedia. Direct costs and related expenses were approximately $3.1 million for the three months ended April 30, 1999 and April 30, 1998. Decreases in direct expense of $1.2 million resulting from the sale of One World and the YAR AT&T account were offset by increases in production expenses at The Leap Partnership and Quantum Leap Communications of $1.3 million. As a percentage of revenue, direct expenses grew from 30% for the three months ended April 30, 1998, to 39% during the current year quarter related to the increased production.


Salaries and Related Expenses
-----------------------------

Salaries and related expenses consist primarily of salaries and wages for employees, related payroll tax expenses, group medical and dental coverages, freelance and contract labors, and recruiting expenses. Salaries and related expenses decreased to $3.3 million for the three months ended April 30, 1999 from $5.0 million for the three months ended April 30, 1998, a decrease of $1.7 million or 34%. The decrease was primarily due to the sale of One World and restructuring efforts at YAR which together resulted in a decrease of $2.2 million from the prior year quarter. This decrease was offset in part by $509,000 in salary increases primarily related to new hires at Quantum Leap Communications. As a percentage of revenue, salaries and related expenses decreased from 48% for the three months ended April 30, 1998, to 41% for the current year quarter.

General and Administrative Expenses
-----------------------------------

General and administrative expenses include space and facilities expenses, corporate expenses, depreciation, insurance, legal and accounting fees and management information system expenses. General and administrative expenses decreased to $1.9 million for the three months ended April 30, 1999 from $2.1 million for the three months ended April 30, 1998, a decrease of $0.2 million or 10%. The decrease was primarily due to the sale of One World and restructuring efforts at YAR which together resulted in a decrease of $809,000 from the prior year quarter. The decreases were offset by $651,000 of increases at the remaining subsidiaries as a result of increased legal costs and increased reserves for accounts receivable and unbilled work in progress. As such, as a percentage of revenue, general and administrative expenses increased to 24% for the three months ended April 30, 1999, from 20% for the prior year quarter.


Interest Income and Expense
---------------------------

Interest income totaled $273,203 and $103,200 for the three months ended April 30, 1999 and 1998, respectively, and, was generated from short-term US Treasury Notes, certificates of deposit, money market account and short-term Eurodollar currency investments. The interest income was offset in part by interest expense of $93,782 and $200,157, resulting in net interest income of $179,421 and net interest expense of $96,957, for the three months ended April 30, 1999 and 1998, respectively. The Company incurred interest expense on debt that totaled approximately $5 million as of April 30, 1999, and $8 million as of April 30, 1998.


Income Taxes
------------

The Company's combined federal and state effective income tax rates were 0% and 53.4% for the three months ended April 30, 1999 and 1998, respectively. The 0% effective rate for the three months ended April 30, 1999 is due to the Company providing a valuation allowance against its deferred tax asset as discussed below.

As of April 30, 1999, the Company has a deferred tax asset of approximately $8.7 million. Approximately $4.7 million of the deferred tax asset relates to operating loss carryforwards for federal and state income tax purposes which begin to expire in fiscal year 2011. The Company has provided a full valuation reserve against the net deferred tax asset due to its limited operating history, recent operating losses, the difficulty and significant judgment involved in projecting future operating results, the volatility of the industry, and the transfer of YAR's AT&T Account. To the extent that the Company achieves future taxable income, no provision will be recorded until the operating losses have been fully utilized.

As of April 30, 1998, the higher effective tax rate was primarily due to higher state and local tax rates applied to a higher level of taxable income in those tax jurisdictions.

Liquidity and Capital Resources

Since its inception, the Company has primarily financed its operations and investments in property and equipment through cash generated from bank borrowings and equipment leases, proceeds from the IPO, loans from a former officer of the Company and cash generated from operations.

At April 30, 1999, the Company had $11.6 million of working capital, inclusive of approximately $14 million in cash and cash equivalents. Cash and cash equivalents decreased $29,000 the three months ended April 30, 1999. The $29,000 decrease resulted primarily from approximately $295,000 of investments in software development and other capital expenditures and approximately $64,000 of net debt retirements, offset by cash generated from operations of $330,000. During the three months ended April 30, 1998, cash and cash equivalents increased approximately $2.2 million primarily due to the receipt of $3 million related to the resolution of the YAR acquisition escrow settlement in April 1998 and $406,000 of bank borrowings, offset by $1.2 million of cash used in operating activities.

On February 24, 1999, the Company obtained a new $10 million secured revolving line of credit from American National Bank which replaced an existing $5 million line of credit. On April 30, 1999, approximately $4.1 million was outstanding under the facility. The new line of credit is renewable each year and bears interest at a variable rate of 1.5% above the bank's highest CD rate. On April 30, 1999, the interest rate was 7%. Borrowings are collateralized by substantially all the assets of the Company, and the line of credit agreement requires the Company to maintain specified minimum levels of working capital and net worth.

On October 22, 1998, the Company received $5.3 million in cash from the sale of various assets of One World and the transfer of the YAR AT&T account. (See Note
3). Additional consideration of $1.1 million in cash was received on April 13, 1999.

On April 30,1998, in connection with the YAR acquisition, the Company received $3 million in cash before related expenses, due to the release of escrowed funds. The funds reduced the purchase price of the acquisition and the amount of recorded goodwill.

On February 2, 1998, the Company received proceeds from a $665,000 bank loan. The three-year balloon note bears interest at the rate of 9%, and is payable in monthly principal and interest installments of $5,992 through January 27, 2001, with a balloon payment of approximately $626,563 due in January 2001. The loan is secured by a mortgage on the building in which the Company's current principal offices are located and is personally guaranteed by an officer of the Company. As of April 30, 1999, $649,979 was outstanding on this note.

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


Dependence on Key Clients and Projects

An important part of the Company's strategy is to develop in-depth, long term relationships with a select group of clients in a variety of industries. Consistent with such a strategy, a large portion of the Company's revenues has been, and is expected to continue to be, concentrated among a relatively limited number of nationally recognized clients. For the quarter ended April 30, 1999, one client, Hardees, accounted for 38% of consolidated revenues.

Due to the nature of the advertising business, any of the Company's clients could at any time in the future, and for any reason, reduce its marketing budget, alter the timing of projects, engage another entity or take in-house all or part of the business performed by the Company. Even though the Company has taken steps to add new accounts, diversify its client base, negotiate a greater percentage of retainer and fixed fee arrangements with clients, diversify through acquisitions and develop new potential revenue streams from licensing of proprietary software and other content, these steps may not fully mitigate the impact that the loss of any significant account may have on the Company's operations.

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

The Company does not expect the impact of the Year 2000 to have a material adverse impact on the Company's business or results of operations. However, no assurances can be given that any unanticipated or undiscovered Year 2000 compliance problems, will not have a material adverse effect on the Company's business and results of operations. In addition, there can be no assurance that Year 2000 non-compliance by any of the Company's clients or significant suppliers or vendors will not have a material adverse effect on the Company's business or results of operations.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. When used in this report, words such as "anticipates," "believes," "continues," "estimates," "expects," "goal," "may," "opportunity," "plans," "potential," "projects," "will," and similar expressions as they relate to the Company or its Management are intended to identify such forward-looking statements. A number of important factors could cause the Company's actual results, performance or achievements for fiscal 1999 and beyond to differ materially from that expressed in such forward-looking statements. These factors are set forth in the Company's Registration Statement on Form S-1 (File No. 333-05051) under the heading "Risk Factors" and also include, without limitation, material changes in economic conditions in the markets served by the Company's clients; changes in government regulation and legal uncertainties; competition in the Company's industry; uncertainties relating to the developing market for new media; changing technologies and Year 2000 compliance issues; any inability to meet expectations in the performance of services which could lead to claims or liabilities; seasonality; costs and uncertainties relating to establishing new offices and bringing new or existing offices to profitability; any inability of the Company to raise additional financing in the future on favorable terms, or at all; potential adverse effects of litigation; the Company's dependence on key personnel and vendors; the Company's dependence on key clients and projects (as discussed further above under "Dependence on Key Clients and Projects"); and possible continued volatility and wide fluctuations in the price of the Company's stock. While the Company reduced certain expenses in fiscal 1999, as the Company works to grow and expand the business, management will need to increase expenses to expand operations. Management will continue to assess its overall cost structure in relation to existing and anticipated revenues. Due to the nature of client contracts, which are difficult to forecast precisely or for any extended period of time, if, the Company experiences declines in client demand, or if significant expenses precede or are not immediately followed by increased revenues, the results of operations and financial condition may suffer.


Item 3.      Quantitative and Qualitative Disclosures about Market Risks

The Company's market risk exposures are set forth in its Annual Report on Form 10-K for the year ended January 31, 1999, and have not changed significantly, except as follows.

In March 1999, one of the Company's subsidiaries received stock from a client in exchange for services. The stock has appreciated significantly through April 30, 1999 (See Note 5 to the Consolidated Financial Statements). However, the value of the equity securities may fluctuate based on the volatility of the client's stock price and other general market conditions. To mitigate the market risk on the equity securities, the stock has been classified as `available for sale' as management anticipates selling the stock within the next year and at a time when a gain may be recorded.

Part II.  Other Information

Item 1.   Legal Proceedings

          In November 1998, the Company filed a complaint in the Supreme Court of the State of New York against Finkle, Ross & Rost, L.L.P. ("Finkle"), the former accountants for Yurianna, Inc., the company from which the Company acquired various assets of YAR, alleging breach of contract and accountant malpractice. The action seeks damages believed to exceed $13,500,000 and such other relief as the court deems just and equitable. In December 1998, Finkle filed a complaint in the Supreme Court of the State of New York against the Company for $28,750 for accounting services rendered. The amount was reduced to $11,250 by Finkle. Although Finkle has performed services for the Company, the Company intends to vigorously oppose this claim due to the quality of services provided.

          On June 6, 1999, the Company settled its disputes with Yuri and Anna Radzievsky and Greg Fomin. See the third, fourth, and fifth paragraphs of Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 for information concerning these disputes. The matters involving the Radzievskys and Mr. Fomin have been settled and mutual releases exchanged. The matters have been dismissed with prejudice, with each party paying its own costs and expenses. Pursuant to the settlement, the non-competition agreement between the Radzievskys and the Company have been modified and will be effective until October 31, 1999. In addition, options to purchase 300,000 shares of the Company's Common Stock which were previously granted to each of the Radzievskys have been reinstated. Such options are exercisable at a price of $4.263 per share and expire on April 15, 2007.

          See Note 8 of the Notes to the Consolidated Financial Statements and
          Item 3 of the 10-K for the fiscal year ended January 31, 1999 for additional disclosures regarding pending matters.

          There are no other significant claims or lawsuits against the Company.


Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits
              10.1 Promissory Note, dated February 24, 1999, issued by the Company (formerly known as The Leap Group, Inc.) to American National Bank and Trust Company of Chicago ("ANB").
              10.2 Agreement Containing Financial Covenants, dated February 24, 1999, between the Company and ANB.
              10.3 Continuing Pledge Agreement, dated February 24, 1999, between the Company and ANB.
              11.   Statement Regarding Computation of Per-Share Earnings
              27.   Financial Data Schedule

          b.  Reports on Form 8-K
              Form 8-K, dated April 8, 1999, and filed with the Commission on April 22, 1999, which announces the name change of the Company from The Leap Group, Inc. to Leapnet, Inc.


Items 2, 3, 4 And 5 Are Not Applicable And Have Been Omitted.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         LEAPNET, INC.
                         -------------
                           (Registrant)


Date:  June 10, 1999     By:  /s/   FREDERICK A. SMITH
                         -----------------------------
                         Frederick A. Smith
                         Chairman and Chief Executive Officer
                         (principal executive, financial and accounting officer)

                                 LEAPNET, INC.



                                 EXHIBIT INDEX



          Exhibit
          Number      Exhibits
          ------      --------

            10.1 Promissory Note, dated February 24, 1999, issued by the Company (formerly known as The Leap Group, Inc.) to American National Bank and Trust Company of Chicago ("ANB").

            10.2 Agreement Containing Financial Covenants, dated February 24, 1999, between the Company and ANB.

            10.3 Continuing Pledge Agreement, dated February 24, 1999, between the Company and ANB.

            11.       Statement Regarding Computation of Per-Share Earnings

            27.       Financial Data Schedules