Form 10-Q
period 1999-07-31
LEAPNET INC
filed 1999-09-14
CIK 1015665

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       YES    X          NO_____
                                            ---------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                     Outstanding Shares at
                      Class                           September 14, 1999
         ----------------------------------      -----------------------------

           Common Stock - $0.01 par value                  14,153,062

                                 LEAPNET, INC.

                                   FORM 10-Q
                             FOR THE PERIOD ENDED
                                 JULY 31, 1999

                                     INDEX


PART I.        FINANCIAL INFORMATION

     ITEM 1.   Financial Statements:

               Consolidated Balance Sheets --
                    July 31, 1999 (Unaudited)
                    and January 31, 1999                                   3

               Consolidated Statements of Operations --
                    Three Months Ended and Six Months Ended
                    July 31, 1999 and 1998 (Unaudited)                     5

               Consolidated Statements of Cash Flows --
                    Six Months Ended
                    July 31, 1999 and 1998 (Unaudited)                     6

               Notes to Consolidated Financial Statements                  7


     ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               9


PART II.       OTHER INFORMATION

     ITEM 1.   Legal Proceedings                                           14

     ITEM 4.   Submission of Matters to a Vote of Securities Holders       15

     ITEM 6.   Exhibits and Reports on Form 8-K                            15


SIGNATURES                                                                 15

PART I.   FINANCIAL INFORMATION


ITEM 1.   Financial Statements


                        LEAPNET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                             July 31,      January 31,
                                                             --------      -----------
                                                               1999           1999
                                                               ----           ----
                                                            (unaudited)
                              ASSETS

Current Assets
   Cash and cash equivalents.............................   $13,190,821    $14,076,379
   Short-term investments (Note 4).......................       454,099              0
   Accounts receivable (net of allowance of
      $756,579 and $470,750, respectively)...............     6,006,628      6,433,214
     Costs in excess of billings (net of allowance of
      $47,000 and $10,374, respectively).................       374,284        339,907
   Prepaid expenses......................................       274,682        262,970
                                                            -----------    -----------
        Total current assets.............................    20,300,514     21,112,470
Property and Equipment
   Land..................................................       158,921        158,921
   Building and building improvements (Note 6)...........     1,153,684        493,473
   Leasehold improvements................................       731,186        716,656
   Computer equipment....................................     1,390,603      1,172,305
   Furniture and equipment...............................       860,705        853,517
                                                            -----------    -----------
                                                              4,295,099      3,394,872
   Less accumulated depreciation.........................    (1,379,678)      (910,811)
                                                            -----------    -----------
        Net property and equipment.......................     2,915,421      2,484,061

Other Assets.............................................       676,585        136,839
                                                            -----------    -----------

Total Assets.............................................   $23,892,520    $23,733,370
                                                            ===========    ===========

                        LEAPNET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                             July 31,       January 31,
                                                                             --------       -----------
                                                                               1999            1999
                                                                               ----            ----
                                                                            (unaudited)
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable...................................................     $  3,102,362    $  2,652,819
   Accrued expenses...................................................          853,874       1,120,724
   Billings in excess of costs........................................          548,198       1,331,279
   Notes payable......................................................        4,092,892       4,073,000
   Current portion of long-term liabilities...........................          248,707         374,611
                                                                           ------------    ------------
       Total current liabilities......................................        8,846,033       9,552,433
Long-Term Liabilities
   Long-term mortgage payable.........................................        1,025,543         640,445
   Capital lease obligations..........................................                0          52,908
                                                                           ------------    ------------
       Total long-term liabilities....................................        1,025,543         693,353

Total Liabilities.....................................................     $  9,871,576    $ 10,244,786

Commitments and Contingencies (Notes 6 and 8)

Stockholders' Equity
   Preferred stock, $.01 par value, 20,000,000 shares authorized,
     no shares issued or outstanding..................................                0               0
   Common stock, $.01 par value; 100,000,000 shares authorized,
     14,153,062 and 14,131,785 shares issued and outstanding as of
     July 31, 1999 and January 31, 1999, respectively.................          141,531         141,318
   Unrealized gain on marketable securities (Note 4)..................          128,019               0
   Additional paid in capital.........................................       36,606,127      36,566,638
   Retained earnings..................................................      (22,703,603)    (23,068,242)
   less cost of 50,000 shares of common stock held in treasury........         (151,130)       (151,130)
                                                                           ------------    ------------
       Total Stockholders' Equity.....................................     $ 14,020,944    $ 13,488,584
                                                                           ------------    ------------

Total Liabilities and Stockholders' Equity............................     $ 23,892,520    $ 23,733,370
                                                                           ============    ============



      The accompanying notes to the financial statements are an integral part of these statements.

                        LEAPNET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended             Six Months Ended
                                                           ------------------             ----------------
                                                                July 31,                      July 31,
                                                                --------                      --------
                                                           1999          1998           1999            1998
                                                       -----------    -----------    -----------    -----------
                                                              (unaudited)                    (unaudited)
Revenues.......................................        $ 9,824,844    $ 8,990,943    $17,734,106    $19,366,006

Operating expenses:
   Direct costs and related expenses...........          4,064,675      3,193,429      7,160,669      6,336,049

   Salaries and related expenses...............          3,648,528      4,718,918      6,925,530      9,736,636

   General and administrative expenses.........          1,644,966      2,076,274      3,572,339      4,161,910
                                                       -----------    -----------    -----------    -----------

       Total operating expenses................          9,358,169      9,988,621     17,658,538     20,234,595
                                                       -----------    -----------    -----------    -----------

Operating income / (loss)......................            466,675       (997,678)        75,568       (868,589)

   Gain on Sale of Building....................               -         1,154,588           -         1,154,588
   Interest income / (expense), net............            109,651        (22,094)       289,072       (119,051)
                                                       -----------    -----------    -----------    -----------

       Income before income taxes..............            576,326        134,816        364,640        166,948

Income tax provision...........................                  0        (60,922)             0        (78,068)
                                                       -----------    -----------    -----------    -----------

Net income.....................................        $   576,326    $    73,894    $   364,640    $    88,880
                                                       ===========    ===========    ===========    ===========

Per share data:
   Net income per share:
          Basic................................        $      0.04    $      0.01    $      0.03    $      0.01
                                                       ===========    ===========    ===========    ===========
          Diluted .............................        $      0.04    $      0.01    $      0.03    $      0.01
                                                       ===========    ===========    ===========    ===========

   Weighted average number of shares used in
          Basic per share computation..........         14,138,877     13,640,866     14,135,331     13,644,866
          Diluted per share computation........         14,191,251     13,989,668     14,187,704     13,993,668



          The accompanying notes to the financial statements are an
                      integral part of these statements.

                         LEAPNET, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Six Months Ended
                                                                                            ----------------
                                                                                                July 31,
                                                                                                --------
                                                                                           1999            1998
                                                                                           ----            ----
                                                                                               (unaudited)
Cash flows from operating activities:
   Net income.....................................................................    $     364,640    $      88,880
   Adjustments to reconcile net income to Net cash used in operating activities:
        Depreciation and amortization.............................................          499,219        1,093,718
        Deferred income taxes.....................................................                0           78,068
        Gain on sale of building..................................................                0       (1,154,588)
        Changes in operating assets and liabilities:
          Accounts receivable.....................................................           100,506       1,498,210
          Costs in excess of billings.............................................          (34,377)      (1,205,181)
          Prepaid expenses........................................................          (11,712)         (84,286)
          Other assets............................................................         (246,630)         (56,047)
          Accounts payable........................................................           449,543      (1,678,049)
          Accrued expenses........................................................         (266,850)        (850,285)
          Billings in excess of costs.............................................         (783,081)       1,033,430
                                                                                      --------------   -------------
   Net cash provided by / (used in) operating activities..........................            71,258      (1,236,130)
                                                                                      --------------   -------------

Cash flows from investing activities:
   Capital expenditures...........................................................         (979,161)         (67,101)
   Capitalized software development costs.........................................         (244,533)        (120,986)
   Issuance of notes receivable...................................................                0        1,819,770
   Proceeds from sale of building.................................................                0        3,476,277
    Release of escrow monies in connection
        with YAR acquisition, net of expenses.....................................                0        2,725,186
                                                                                      --------------   -------------

   Net cash (used in) / provided by investing activities..........................        (1,223,694)      7,833,146
                                                                                      --------------   -------------

Cash flows from financing activities:
   Net outlays related to common stock issuance...................................            39,701          79,999
   Net borrowings/(repayments) on:
         Notes payable............................................................            19,890      (1,655,478)
         Mortgage payable.........................................................           393,486          659,025
         Repayment of capital lease financing.....................................          (186,199)        (185,816)
                                                                                      --------------   --------------
   Net cash provided by / (used in) financing activities..........................           266,878       (1,102,270)
                                                                                      --------------   --------------

Net (decrease) / increase in cash and cash equivalents............................          (885,558)       5,494,746
Cash and cash equivalents, at beginning of period.................................        14,076,379        7,214,261
                                                                                      --------------   --------------
Cash and cash equivalents, at end of period.......................................    $   13,190,821   $   12,709,007
                                                                                      ==============   ==============

Supplementary disclosure of cash paid during the period:
   Interest paid..................................................................    $      106,618   $      279,789
   Taxes paid.....................................................................    $        4,518   $      271,400


Supplementary disclosure of noncash investing and financing activities:
   Securities received from client for services rendered,
    stated at fair market value (Note 4)..........................................    $      454,099    $           0

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

On October 22, 1998, the Company sold various assets of its wholly-owned subsidiary, One World Communications, Inc. ("One World"), as described further in Note 3. As such, the historical operating results of One World are included within the financial statements for the three and six months ended July 31, 1998, but are not included for the three and six months ended July 31, 1999.

The unaudited consolidated financial statements for the six month periods ended July 31, 1999 and 1998 reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 30, 1999.

The results of operations for the three and six month periods ended July 31, 1999 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending January 31, 2000.

Certain amounts previously reported have been reclassified to conform to current year classifications.


NOTE 2 --  Net Income Per Share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS 128, the weighted average number of common shares used in determining basic and diluted earnings per share attributable to common stockholders for the three and six months ended July 31, 1999 and 1998 is as follows:

                                                     Three Months Ended July 31,         Six Months Ended July 31,
                                                     ---------------------------         -------------------------
                                                         1999              1998             1999            1998
                                                         ----              ----             ----            ----
Common shares outstanding--Basic                     14,138,877        13,640,866        14,135,331     13,644,866
Common stock equivalents                                 52,248           348,802            52,373        348,802
                                                     ----------        ----------        ----------     ----------
Common shares outstanding--Diluted                   14,191,125        13,989,668        14,187,704     13,993,668

NOTE 3 -- Divestitures

On October 22, 1998, the Company closed on the sale to Young and Rubicam, Inc. of various assets of its One World subsidiary and the transfer of the AT&T account of YAR Communications, Inc. ("YAR"). As consideration for the sale, the Company received $5.3 million on October 22, 1998, and an additional $1.1 million in April 1999.


NOTE 4 -- Short Term Investments

The Company accounts for equity investments using SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, management determines the proper classifications of investments at the time of receipt and reevaluates such designations as of each balance sheet date. At July 31, 1999, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these equity securities are stated at fair value of $454,099 on the balance sheet with comprehensive income resulting from an unrealized gain of $128,019 which is reported as a separate component of stockholder's equity.

NOTE 5 -- Line of Credit

On February 24, 1999, the Company obtained a new $10 million secured revolving line of credit from American National Bank which replaced an existing $5 million line of credit. The new line of credit is renewable each year and will bear interest at a rate of 1.5% above the bank's highest CD rate. Borrowings are collateralized by substantially all the assets of the Company, and the line of credit agreement requires the Company to maintain certain minimum levels of working capital and net worth. At July 31, 1999, the interest rate was 7% and the outstanding balance on the line was $4,093,000.


NOTE 6 -Purchase of Real Estate and Mortgage

On July 2, 1999, Quantum Leap Communications, Inc. ("QLC"), a wholly-owned subsidiary of the Company, entered into contracts to purchase a 35,000 square foot building for $2.8 million. The purchase of the building is scheduled to occur in three phases. As of July 31, 1999, the first portion of the building was purchased for $500,000, of which, 20% was paid in cash and 80% was financed as described below. The second phase of the purchase is scheduled to occur in October 1999, at which time an additional section of the building will be purchased for $1.3 million. The final phase of the purchase is scheduled to occur no later than October 2000, when the remaining portion of the building is expected to be purchased for $1 million.

On June 29, 1999, the Company obtained a 5 year $2.24 million multi-draw mortgage loan which is secured by substantially all the assets of the Company as the mortgage is cross-collateralized with the line of credit that is described in Note 5. At July 31, 1999, the outstanding balance this loan was $400,000.

QLC has leased the portions of the building that it does not presently own, and QLC is in the process of negotiating a contract to remodel the building.


NOTE 7 -- Income Taxes

As of July 31, and January 31, 1999, the Company had deferred tax assets of approximately $8.6 million. Approximately $4.5 million of the deferred tax asset relates to operating loss carryforwards for federal and state income tax purposes which begin to expire in fiscal year 2011. The most significant of the other deferred tax assets is approximately $3.3 million related to goodwill, which was written off for financial reporting purposes during the quarter ended October 31, 1998. This goodwill continues to have tax basis and the Company will continue to amortize the goodwill for tax purposes.

The Company has provided a full valuation reserve against the net deferred tax asset due to its limited operating history, recent operating losses, the difficulty and significant judgment in projecting future operating results, the volatility of the industry, and the transfer of the AT&T account, which had previously provided substantial taxable income (See Note 3). Consequently, as the Company achieves future taxable income, no income tax provision will be recorded until the deferred taxes related to the operating loss carryforwards have been fully utilized.


NOTE 8 -- Litigation

In November 1998, the Company filed a complaint in the Supreme court of the State of New York against Finkle, Ross & Rost, LLP ("Finkle"), the former accountants for Yurianna, Inc., the company from which the Company acquired various assets of YAR, alleging breach of contract and accountant malpractice. The action seeks damages believed to exceed $13,500,000 and such other relief as the court deems just and equitable. In December 1998, Finkle filed a complaint in the Supreme Court of the State of New York against the Company for $28,750 for accounting services rendered. The amount was reduced to $11,250 by Finkle. Although Finkle had performed services for the Company, the Company intends to vigorously oppose this claim due to the quality of services provided.

See Item 3 of the 10-K for the fiscal year ended January 31, 1999 for additional disclosures regarding pending matters.

NOTE 9 -- Acquisition

On June 5, 1999, the Company signed a letter of intent to acquire Nine Dots Corporation. Nine Dots is an interactive marketing services firm specializing in digital branding, online advertising and promotion, strategic consulting and Web site development. The Company is conducting due diligence.


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

On October 22, 1998, the Company sold various assets of its wholly-owned subsidiary, One World Communications, Inc. ("One World") and the AT&T account of YAR Communications, Inc. ("YAR"), as further described in Note 3 to the Consolidated Financial Statements. As such, the historical operating results of One World are included within the results of operations for the three and six months ended July 31, 1998, but are not included within the three and six months ended July 31, 1999.


Results of Operations


THREE MONTHS ENDED JULY 31, 1999 AND JULY 31, 1998

Revenues
--------

Revenues increased to $9.8 million for the three months ended July 31, 1999 from $9.0 million for the three months ended July 31, 1998, an increase of approximately $0.8 million or 9%. The $0.8 million increase in revenue was primarily due to an increase of $5.1 million in increased work with new and existing clients as the Company continues to expand its business and clients.
Of the $5.1 million increase, approximately $361,000 or 16% stemmed from YAR's non-AT&T related new and existing accounts. The increases were offset by decreases in revenue primarily due to the October 1998 sale of One World and the AT&T account of YAR which resulted in decreased revenue during the three months ended July 31, 1999 of approximately $4.3 million.

Direct Costs and Related Expenses
---------------------------------

Direct Costs and Related Expenses generally consist of production costs which include services such as filming, animation, editing, special effects, photography and illustrations, artwork, computer design and various related production services which are generally outsourced, along with contracted talent and other costs related to creative executions which may include traditional media as well as new technologies and multimedia. Direct Costs and Related Expenses increased to $4.1 million for the three months ended July 31, 1999 from $3.2 million for the three months ended July 31, 1998, an increase of $0.9 million or 28%. The increase is primarily due to the increased production for both new and existing clients.

Salaries and Related Expenses
-----------------------------

Salaries and Related Expenses consist primarily of salaries and wages for employees, related payroll tax expenses, group medical and dental coverages, freelance and contract labors, and recruiting expenses. Salaries and Related Expenses decreased to $3.6 million for the three months ended July 31, 1999 from $4.7 million for the three months ended July 31, 1998, a decrease of $1.1 million or 23%. The decrease was primarily due to the sale of One World and restructuring efforts at YAR which together resulted in a decrease in Salaries and Related Expenses of $2.1 million from the prior year quarter. This decrease was offset in part by $1.0 million in salary increases primarily related to new hires at the Company. As a percentage of revenue, Salaries and Related Expenses decreased to 37% for the three months ended July 31, 1999, from 52% for the three months ended July 31, 1998.

General and Administrative Expenses
-----------------------------------

General and Administrative Expenses include space and facilities expenses, corporate expenses, depreciation, insurance, legal and accounting fees and management information system expenses. General and Administrative Expenses decreased to $1.6 million for the three months ended July 31, 1999, from $2.1 million for the three months ended July 31, 1998, a decrease of $0.5 million or 24%. The decrease was primarily due to the sale of One World and restructuring efforts at YAR which together resulted in a decrease of $622,000 from the prior year quarter. The decreases were offset by $189,000 of increases at the remaining subsidiaries as a result of increased legal costs and increased reserves for accounts receivable and unbilled work in progress. As such, as a percentage of revenue, General and Administrative Expenses decreased to 17% for the three months ended July 31, 1999, from 23% for the prior year quarter.

Other Income and Expense
------------------------

On July 17, 1998, the Company sold a building which housed the Los Angeles office of The Leap Partnership, Inc., a wholly-owned subsidiary of the Company. The building was sold for $3.48 million which resulted in a $1.15 million pre-tax gain as reported.

Interest income totaled $181,640 and $124,698 for the three months ended July 31, 1999 and 1998, respectively, and, was generated from short-term US Treasury Notes, certificates of deposit, money market account and short-term Eurodollar currency investments. The interest income was offset in part by interest expense of $71,989 and $146,792, respectively, resulting in net interest income of $109,651 and net interest expense of $22,094 for the three months ended July 31, 1999 and 1998, respectively. The Company incurred interest expense on debt that totaled approximately $5 million as of July 31, 1999, and $7.2 million as of July 31, 1998.

Income Taxes
------------

The Company's combined federal and state effective income tax rates were 0% and 45.2% for the three months ended July 31, 1999 and 1998, respectively. The 0% effective rate for the three months ended July 31, 1999 is due to the Company's use of previously reserved tax assets resulting from net operating losses.

As of July 31, 1999, the Company has a deferred tax asset of approximately $8.6 million. Approximately $4.5 million of the deferred tax asset relates to operating loss carryforwards for federal and state income tax purposes which begin to expire in fiscal year 2011. The Company had provided a full valuation reserve against the net deferred tax asset due to its limited operating history, recent operating losses, the difficulty and significant judgment involved in projecting future operating results, the volatility of the industry, and the transfer of YAR's AT&T Account. To the extent that the Company achieves future taxable income, no provision will be recorded until the operating losses have been fully utilized.

As of July 31, 1998, the higher effective tax rate was primarily due to higher state and local tax rates applied to a higher level of taxable income in those tax jurisdictions.


SIX MONTHS ENDED JULY 31, 1999 AND JULY 31, 1998

Revenues
--------

For the six months ended July 31, 1999, revenues were $17.7 million, compared to $19.4 million for the six months ended July 31, 1998, a decrease of $1.7 million or 9%. The net decrease of $1.7 million is primarily due to the October 1998 Sale of One World and the AT&T account of YAR which resulted in decreased revenue for the six months ended July 31, 1999 of approximately $8.8 million. This decrease is offset in part by increases in revenue from new and existing accounts at the Company of $7.1 million. During the six months ended July 31, 1999, YAR's non-AT&T related revenue remained substantially unchanged, as compared with the six months ended July 31, 1998. There was a decrease in revenues during the first quarter, which was offset by increased revenues from new clients during the quarter ended July 31, 1999.

Direct Costs and Related Expenses
---------------------------------

Direct Costs and Related Expenses increased to $7.2 million for the six months ended July 31, 1999 from $6.3 million for the six months ended July 31, 1998, an increase of $0.9 million or 14%. The net increase was primarily attributable to the increased production with new and existing accounts.

Salaries and Related Expenses
-----------------------------

Salaries and Related Expenses decreased to $6.9 million for the six months ended July 31, 1999, from $9.7 million for the six months ended July 31, 1998, a decrease of $2.8 million or 29%. The decrease was primarily due to the sale of One World and restructuring efforts at YAR which together resulted in a decrease of $4.3 million in Salaries and Related Expenses from the prior year six months. The decrease was offset in part by $1.5 million in salary increases primarily related to new hires at the Company. As a percentage of revenue, Salaries and Related Expenses decreased to 39% for the six months ended July 31, 1999, from 50% for the prior year six months.

General and Administrative Expenses
-----------------------------------

General and Administrative Expenses decreased to $3.6 million for the six months ended July 31, 1999 from $4.2 million for the six months ended July 31, 1998, an decrease of $600,000 or 14%. The decrease was primarily due to the sale of One World and restructuring efforts at YAR which together resulted in a decrease of $1.4 million in General Administrative Expenses from the prior year six months. The decrease was offset by increases in General and Administrative Expenses of approximately $800,000 for the Company for the six months ended July 31, 1999, which consist of additional professional services, costs associated with the Company's annual report and meeting, legal and accounting services, and depreciation and amortization, including goodwill amortization, and increased facilities costs. As a percentage of revenue, General and Administrative Expenses decreased to 20% for the six months ended July 31, 1999, from 21% for the prior year six months.

Other Income and Expense
------------------------

On July 17, 1998, the Company sold a building which housed the Los Angeles office of The Leap Partnership, Inc., a wholly-owned subsidiary of the Company. The building was sold for $3.48 million which resulted in a $1.15 million pre-tax gain as reported.

Interest income totaled approximately $455,000 and $228,000 for the six months ended July 31, 1999 and 1998, respectively, and, was generated from short-term US Treasury Notes, certificates of deposit, money market account and short-term Eurodollar currency investments. The interest income was offset in part by interest expense of approximately $166,000 and $347,000, respectively, resulting in net interest income of $289,000 and net interest expense of $119,000, respectively. The Company incurred interest expense on debt that totaled approximately $5 million and $7.2 million as of July 31, 1999 and 1998, respectively.

Income Taxes
------------

Combined federal and state income tax rates were 0.0% and 46.8% for the six months ended July 31, 1999 and 1998, respectively. The 0% effective rate for the six months ended July 31, 1999 is due to the Company's use of previously reserved tax assets resulting from net operating losses.

As of July 31, 1999, the Company has a deferred tax asset of approximately $8.6 million. Approximately $4.5 million of the deferred tax asset relates to operating loss carryforwards for federal and state income tax purposes which begin to expire in fiscal year 2011. The Company has provided a full valuation reserve against the net deferred tax asset due to its limited operating history, recent operating losses, the difficulty and significant judgment involved in projecting future operating results, the volatility of the industry, and the transfer of YAR's AT&T Account. To the extent that the Company achieves future taxable income, no provision will be recorded until the operating losses have been fully utilized.

As of July 31, 1998, the higher effective tax rate was primarily due to higher state and local tax rates applied to a higher level of taxable income in those tax jurisdictions

Liquidity and Capital Resources

Since its inception, the Company has primarily financed its operations and investments in property and equipment through cash generated from bank borrowings and equipment leases, proceeds from the Initial Public Offering, loans from a former officer of the Company and cash generated from operations.

At July 31, 1999, the Company had $11.5 million of working capital, inclusive of approximately $13.2 million in cash and cash equivalents. Cash and cash equivalents decreased $885,000 for the six months ended July 31, 1999. The $885,000 decrease resulted primarily from approximately $1.2 million of investments in capital expenditures and software development, offset by cash generated from financing of $266,000 and from operations of $71,000.

In July 1999, Quantum Leap Communications, Inc., ("QLC"), a wholly-owned subsidiary of the Company, entered into contracts to purchase a 35,000 square foot building for $2.8 million to provide office facilities for its expanding business. The purchase of the building is scheduled to occur in three phases. As of July 31, 1999, the first portion of the building was purchased for $500,000, of which, 20% was paid in cash and 80% was financed as described below. The second phase of the purchase is scheduled to occur in October 1999, at which time an additional section of the building will be purchased for $1.3 million. The final phase of the purchase is scheduled to occur no later than October 2000, when the remaining portion of the building is expected to be purchased for $1 million. On June 29, 1999, the Company obtained a 5 year $2.24 million multi-draw mortgage loan which is secured by substantially all the assets of the Company as the mortgage is cross-collateralized with the line of credit that is described in Note 5. At July 31, 1999, the outstanding balance on this loan was $400,000. QLC has leased the portions of the building that it does not presently own, and QLC is in the process of negotiating a contract to remodel the building.

On February 24, 1999, the Company obtained a new $10 million secured revolving line of credit from American National Bank which replaced an existing $5 million line of credit. On July 31, 1999 approximately $4.1 million was outstanding under the facility. The new line of credit is renewable each year and bears interest at a variable rate of 1.5% above the bank's highest CD rate. On July 31, 1999, the interest rate was 7%. Borrowings are collateralized by substantially all the assets of the Company, and the line of credit agreement requires the Company to maintain specified minimum levels of working capital and net worth.

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


Dependence on Key Clients and Projects

An important part of the Company's strategy is to develop in-depth, long-term relationships with a select group of clients in a variety of industries. Consistent with such a strategy, a large portion of the Company's revenues has been, and is expected to continue to be, concentrated among a relatively limited number of nationally recognized clients. For the quarter ended July 31, 1999, two clients accounted for 37.9% and 13.9% of consolidated revenues.

Due to the nature of the advertising business, any of the Company's clients could at any time in the future, and for any reason, reduce its marketing budget, alter the timing of projects, engage another entity or take in-house all or part of the business performed by the Company. Even though the Company has taken steps to add new accounts, diversify its client base, negotiate a greater percentage of retainer and fixed fee arrangements with clients, diversify through acquisitions, and develop new potential revenue streams from licensing of proprietary software and other content, these steps may not fully mitigate the impact that the loss of any significant account may have on the Company's operations.

Management believes that the loss of other key clients and varying effects of seasonality, as described above, could also have an adverse impact on the Company's business, results of operations and financial condition, particularly in the short term.


Year 2000

The Company's Year 2000 Task Force has completed an inventory of the hardware and software used in its operations and has assessed its Year 2000 readiness. Based on this effort, the Company has identified only non-material Year 2000 issues and has remedied them at little cost.

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

In March 1999, one of the Company's subsidiaries received stock from a client in exchange for services. The stock has appreciated through July 31, 1999 (See Note 4 to the Consolidated Financial Statements). However, the value of the equity securities may fluctuate based on the volatility of the client's stock price and other general market conditions. To mitigate the market risk on the equity securities, the stock has been classified as `available for sale' as management anticipates selling the stock within the next year and at a time when a gain may be recorded.


PART II.  OTHER INFORMATION

ITEM 1.        Legal Proceedings

               In November 1998, the Company filed a complaint in the Supreme Court of the State of New York against Finkle, Ross & Rost, L.L.P.("Finkle"), the former accountants for Yurianna, Inc., the company from which the Company acquired various assets of YAR, alleging breach of contract and accountant malpractice. The action seeks damages believed to exceed $13,500,000 and such other relief as the court deems just and equitable. In December 1998, Finkle filed a complaint in the Supreme Court of the State of New York against the Company for $28,750 for accounting services rendered. The amount was reduced to $11,250 by Finkle. Although Finkle had performed services for the Company, the Company intends to vigorously oppose this claim due to the quality of services provided.

               See Note 8 of the Notes to the Consolidated Financial Statements and Item 3 of the 10-K for the fiscal year ended January 31, 1999 for additional disclosures regarding pending matters.

               There are no other significant claims or lawsuits against the Company.

ITEM 4.     Submission Of Matters To A Vote Of Securities Holders

        a. The Company held an Annual Meeting of Stockholders (the "Meeting") on June 15, 1999. Proxies were solicited for the Meeting.
        b. There were three matters proposed and voted on at the Meeting. All proposals were approved by a majority of the vote. Of the 14,089,785 shares eligible to vote at the Meeting, 12,518,800 were voted at the Meeting.
        c. The first proposal at the meeting was for the election of directors (Messrs. Gregory J. Garville and Charles J. Ruder). Of the shares voted at the Meeting, Gregory J. Garville received 12,131,135 votes in favor of his election, and Charles J. Ruder received 12,131,135 votes in favor of his election. As each nominee received a majority of votes, each nominee was elected as a Director to the Company's Board of Directors.
        d. The second proposal was for the amendment of the Employee Incentive Compensation Plan to increase the number of shares reserved under the plan from 3.5 to 5 million shares. Of the shares voted at the Meeting, 7,569,944 were voted in favor of this proposal, 469,423 were voted against the proposal, and 8,934 abstained from voting.
        e. The third proposal was for the ratification of the appointment the Company's auditors, Arthur Andersen LLP for fiscal year 2000. Of the shares voted at the Meeting, 12,489,537 were voted in favor of this proposal, 15,741 were voted against the proposal, and 13,522 abstained from voting.


ITEM 6.    Exhibits and Reports on Form 8-K

           a.  Exhibits
                10.1 Installment Note, dated June 29, 1999, issued by Quantum Leap Communications, Inc. ("QLC"), a wholly owned subsidiary of the Company, to American National Bank and Trust Company of Chicago ("ANB").
                10.2   Mortgage Agreement, dated June 29, 1999, between QLC and
                       ANB.
                10.3   Security Agreement, dated June 29, 1999, between QLC and
                       ANB.
                10.4   Guaranty Agreement, dated June 29, 1999, between QLC and
                       ANB.
                10.5 Second Amendment, dated June 15, 1999, to the Leapnet, Inc. (formerly "The Leap Group, Inc."), Employee Incentive Compensation Plan.
                10.6 Real Estate Sale Contract, Unit 1, dated May 27, 1999, between QLC and FTI, Inc.
                10.7 Real Estate Sale Contract, Unit 2, dated May 27, 1999, between QLC and FTI, Inc.
                10.8 Real Estate Sale Contract, Unit 3, dated May 27, 1999, between QLC and NanoFast, Inc.
                10.9 Real Estate Sale Contract, Unit 4, dated May 27, 1999, between QLC and FTI, Inc.
                11.    Statement Regarding Computation of Per-Share Earnings.
                27.    Financial Data Schedule.
                                            .........
           b.   Reports on Form 8-K
                None.


Items 2, 3 And 5 Are Not Applicable And Have Been Omitted.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LEAPNET, INC.
                                        -------------
                                        (Registrant)


Date:    September 14, 1999             By: /s/ FREDERICK A. SMITH
                                        ---------------------------------------
                                        Frederick A. Smith, Chairman and Chief
                                        Executive Officer
                                        (principal executive, financial and
                                         accounting officer)

                                 LEAPNET, INC.
                                 EXHIBIT INDEX


Exhibit
Number       Exhibits
------       --------

10.1 Installment Note, dated June 29, 1999, issued by Quantum Leap Communications, Inc. ("QLC"), a wholly owned subsidiary of the Company to American National Bank and Trust Company of Chicago ("ANB").

10.2         Mortgage Agreement, dated June 29, 1999, between QLC and ANB.

10.3         Security Agreement, dated June 29, 1999, between QLC and ANB.

10.4         Guaranty Agreement dated June 29, 1999, between QLC and ANB.

10.5         Second Amendment, dated June 15, 1999, to the Leapnet, Inc.
             (formerly "The Leap Group, Inc."), Employee Incentive Compensation Plan.

10.6 Real Estate Sale Contract, Unit 1, dated May 27, 1999, between QLC and FTI, Inc.

10.7 Real Estate Sale Contract, Unit 2, dated May 27, 1999, between QLC and FTI, Inc.

10.8 Real Estate Sale Contract, Unit 3, dated May 27, 1999, between QLC and NanoFast, Inc.

10.9 Real Estate Sale Contract, Unit 4, dated May 27, 1999, between QLC and FTI, Inc.

11.          Statement Regarding Computation of Per-Share Earnings

27.          Financial Data Schedules