Form 10-Q
period 1999-10-31
LEAPNET INC
filed 1999-12-14
CIK 1015665

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X     NO_____
                                       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                  Outstanding Shares at
                  Class                             November 30, 1999
     ----------------------------------       ------------------------------
     Common Stock - $0.01 par value                    14,212,895

                                 LEAPNET, INC.

                                   FORM 10-Q
                             FOR THE PERIOD ENDED
                               OCTOBER 31, 1999

                                     INDEX

PART I.               FINANCIAL INFORMATION

   ITEM 1.  Financial Statements:

            Consolidated Balance Sheets --
               October 31, 1999 (Unaudited)
               and January 31, 1999                                            3

            Consolidated Statements of Operations --
               Three Months Ended and Nine Months Ended
               October 31, 1999 and 1998 (Unaudited)                           5

            Consolidated Statements of Cash Flows --
               Nine Months Ended
               October 31, 1999 and 1998 (Unaudited)                           6

            Notes to Consolidated Financial Statements                         7


   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                      9

   ITEM 3.  Quantitative and Qualitative Disclosures about Market
            Risks                                                             15

PART II.    OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                                 15

   ITEM 6.  Exhibits and Reports on Form 8-K                                  17



SIGNATURES                                                                    17

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements


                        LEAPNET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                          October 31,    January 31,
                                                                                          -----------    -----------
                                                                                              1999           1999
                                                                                              ----           ----
                                                                                          (unaudited)
                                                     ASSETS
Current Assets
     Cash and cash equivalents...........................................                 $12,673,844    $14,076,379
     Short-term investments (Note 4).....................................                     307,640              -
     Accounts receivable (net of allowance of
            $756,579 and $470,750, respectively).........................                   6,529,265      6,433,214
        Costs in excess of billings (net of allowance of
            $47,000 and $10,374, respectively)...........................                     994,799        339,907
     Prepaid expenses....................................................                     254,896        262,970
                                                                                          -----------    -----------
          Total current assets...........................................                  20,760,444     21,112,470
Property and Equipment
     Land................................................................                     878,921        158,921
     Building and building improvements (Note 6).........................                   2,066,754        493,473
     Leasehold improvements..............................................                     745,161        716,656
     Computer equipment..................................................                   1,617,974      1,172,305
     Furniture and equipment.............................................                   1,078,733        853,517
                                                                                          -----------    -----------
                                                                                            6,387,543      3,394,872
     Less accumulated depreciation.......................................                  (1,627,733)      (910,811)
                                                                                          -----------    -----------
          Net property and equipment.....................................                   4,759,810      2,484,061

Other Assets.............................................................                     643,051        136,839
                                                                                          -----------    -----------

Total Assets.............................................................                 $26,163,305    $23,733,370
                                                                                          ===========    ===========

                         LEAPNET, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                          October 31,   January 31,
                                                                                          ----------    ----------
                                                                                              1999          1999
                                                                                              ----          ----
                                                                                          (unaudited)
                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable.....................................................                 $ 2,616,128    $ 2,652,819
     Accrued expenses.....................................................                   1,041,143      1,120,724
     Billings in excess of costs..........................................                     685,851      1,331,279
     Notes payable........................................................                   5,117,892      4,073,000
     Current portion of long-term liabilities.............................                     155,753        373,611
                                                                                           -----------    -----------
          Total current liabilities.......................................                   9,616,767      9,551,433
Long-Term Liabilities
     Long-term mortgage payable...........................................                   2,062,214        640,445
     Capital lease obligations............................................                           -         52,908
                                                                                           -----------    -----------
          Total long-term liabilities.....................................                   2,062,214        693,353

Total Liabilities.........................................................                 $11,678,981    $10,244,786

Commitments and Contingencies (Notes 6 and 8)

Stockholders' Equity
     Preferred stock, $.01 par value, 20,000,000 shares authorized,
        no shares issued or outstanding...................................                           -              -
     Common stock, $.01 par value; 100,000,000 shares authorized,
        14,156,562 and 14,131,785 shares issued and outstanding as of
        October 31, 1999 and January 31, 1999, respectively...............                     141,566        141,318
     Unrealized loss on marketable securities (Note 4)....................                     (18,440)             0
     Additional paid in capital...........................................                  36,615,714     36,566,638
     Retained earnings....................................................                 (22,103,386)   (23,068,242)
     less cost of 50,000 shares of common stock held in treasury..........                    (151,130)      (151,130)
                                                                                           -----------    -----------
          Total Stockholders' Equity......................................                 $14,484,324    $13,488,584
                                                                                           -----------    -----------

Total Liabilities and Stockholders' Equity................................                 $26,163,305    $23,733,370
                                                                                           ===========    ===========


          The accompanying notes to the financial statements are an
                      integral part of these statements.

                        LEAPNET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended                  Nine Months Ended
                                                        ------------------                  -----------------
                                                            October 31,                         October 31,
                                                            -----------                         -----------
                                                      1999             1998              1999             1998
                                                  ------------     ------------      ------------     ------------
                                                           (unaudited)                         (unaudited)
Revenues......................................... $   9,514,069    $   8,410,295     $  27,248,175    $  27,776,301

Operating expenses:
    Direct costs and related expenses............     2,764,625        2,805,781         9,925,294        9,140,830

    Salaries and related expenses................     4,302,304        4,550,978        11,227,834       14,288,614

    General and administrative expenses..........     1,861,980        2,533,471         5,434,319        6,695,381

    Impairment of long-term assets...............             -        9,239,814                 -        9,239,814

    Restructuring expenses.......................             -          738,494                 -          738,494
                                                   ------------     ------------      ------------     ------------

         Total operating expenses................     8,928,909       19,868,538        26,587,447       40,103,133
                                                   ------------     ------------      ------------     ------------


Operating income / (loss) .......................       585,160      (11,458,243)          660,728      (12,326,832)

      Loss on divestiture........................             -       (1,802,306)                -       (1,802,306)
      Gain on sale of building...................             -                -                 -        1,154,588
      Interest income / (expense), net...........        15,055          (27,074)          304,127         (146,125)
                                                   ------------     ------------      ------------     ------------

         Income / (Loss) before income taxes.....       600,215      (13,287,623)          964,855      (13,120,675)

Income tax provision.............................             -       (3,306,988)                -       (3,385,056)
                                                   ------------     ------------      ------------     ------------

Net income /(loss)...............................  $    600,215     $(16,594,611)     $    964,855     $(16,505,731)
                                                   ============     ============      ============     ============

Per share data:
    Net income / loss per share:
         Basic...................................  $       0.04     $      (1.22)     $       0.07     $      (1.21)
                                                   ============     ============      ============     ============
         Diluted .....................
                                                   $       0.04     $      (1.22)     $       0.07     $      (1.21)
                                                   ============     ============      ============     ============

    Weighted average number of shares used in
         Basic per share computation.............    14,154,229       13,648,866        14,145,772       13,646,199
         Diluted per share computation...........    14,846,918       13,648,866        14,838,461       13,646,199

The accompanying notes to the financial statements are an integral part of these statements.

                        LEAPNET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Nine Months Ended
                                                                                        -----------------
                                                                                            October 31,
                                                                                            -----------
                                                                                        1999              1998
                                                                                    ------------      ------------
                                                                                             (unaudited)
Cash flows from operating activities:
   Net income / (loss)..........................................................    $    964,855     ($ 16,505,731)
   Adjustments to reconcile net income / (loss) to
        Net cash used in operating activities:
        Depreciation and amortization...........................................         792,888         2,743,424
        Deferred income taxes...................................................               -         2,960,061
        Loss on divestiture.....................................................               -         1,802,306
        Restructuring reserves..................................................               -           738,494
        Gain on sale of building................................................               -        (1,154,588)
        Impairment of long-term assets..........................................               -         9,239,814
        Changes in operating assets and liabilities:
          Accounts receivable...................................................        (422,131)         (805,638)
          Costs in excess of billings...........................................        (654,892)         (295,036)
          Prepaid expenses......................................................           8,074           (98,372)
          Other assets..........................................................         (90,003)          (76,172)
          Accounts payable......................................................         (36,691)       (2,876,255)
          Accrued expenses......................................................         (79,580)          744,209
          Billings in excess of costs...........................................        (645,428)         (390,900)
                                                                                    ------------      ------------
   Net cash used in operating activities........................................        (162,908)       (3,974,384)
                                                                                    ------------      ------------

Cash flows from investing activities:
   Capital expenditures.........................................................      (3,127,675)       (1,009,185)
   Capitalized software development costs.......................................        (357,171)         (119,283)
   Business divestiture.........................................................               -         5,300,000
   Issuance of notes receivable.................................................               -         1,819,770
   Proceeds from sale of building...............................................               -         3,476,277
   Release of escrow monies in connection
        with YAR acquisition, net of expenses...................................               -         2,725,186
                                                                                    ------------      ------------
   Net cash (used in) / provided by investing activities........................      (3,484,846)       12,192,765
                                                                                    ------------      ------------

Cash flows from financing activities:
   Net outlays related to common stock issuance.................................          49,324            80,002
   Net borrowings/(repayments) on:
        Notes payable...........................................................       1,044,892        (2,884,292)
        Mortgage payable........................................................       1,430,363                 0
        Repayment of capital lease financing....................................        (279,360)         (281,975)
                                                                                    ------------      ------------
   Net cash provided by / (used in) financing activities........................       2,245,219        (3,086,265)
                                                                                    ------------      ------------

Net (decrease) / increase in cash and cash equivalents..........................      (1,402,535)        5,132,116
Cash and cash equivalents, at beginning of period...............................      14,076,379         7,214,261
                                                                                    ------------      ------------
Cash and cash equivalents, at end of period.....................................    $ 12,673,844      $ 12,346,377
                                                                                    ============      ============

Supplementary disclosure of cash paid during the period:
   Interest paid................................................................    $    266,343      $    432,571
   Taxes paid...................................................................    $      4,518      $    299,418

Supplementary disclosure of noncash investing and financing activities:
   Securities received from client for services rendered,
   stated at fair market value (Note 4).........................................    $    307,640      $          -

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

On October 22, 1998, the Company sold various assets of its wholly-owned subsidiary, One World Communications, Inc. ("One World"), as described further in Note 3. As such, the historical operating results of One World are included within the financial statements for the three and nine months ended October 31, 1998, but are not included for the three and nine months ended October 31, 1999.

The unaudited consolidated financial statements for the nine month periods ended October 31, 1999 and 1998 reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 30, 1999.

The results of operations for the three and nine month periods ended October 31, 1999 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending January 31, 2000.

Certain amounts previously reported have been reclassified to conform to current year classifications.


NOTE 2 --  Net Income Per Share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS 128, the weighted average number of common shares used in determining basic and diluted earnings per share attributable to common stockholders for the three and nine months ended October 31, 1999 and 1998 is as follows:

                                                Three Months Ended October 31,         Nine Months Ended October 31,
                                                -----------------------------        ------------------------------
                                                      1999          1998                 1999              1998
                                                      ----          ----                 ----              ----
Common shares outstanding--Basic                  14,154,229       13,648,866        14,145,772         13,646,199
Common stock equivalents                             692,689                0           692,689                  0
                                                  ----------       ----------        ----------         ----------
Common shares outstanding--Diluted                14,846,918       13,648,866        14,838,461         13,646,199


NOTE 3 -- Divestitures

On October 22, 1998, the Company closed on the sale to Young and Rubicam, Inc. of various assets of its One World subsidiary and the transfer of the AT&T account of YAR Communications, Inc. ("YAR"). As consideration for the sale, the Company received $5.3 million on October 22, 1998, and an additional $1.1 million in April 1999.


NOTE 4 -- Short Term Investments

The Company accounts for equity investments using SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, management determines the proper classifications of investments at the time of receipt and reevaluates such designations as of each balance sheet date. At October 31, 1999, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these equity securities are stated at fair value of $307,640 on the balance sheet with comprehensive income resulting from an unrealized loss of $18,440 which is reported as a separate component of stockholder's equity.

NOTE 5 -- Line of Credit

The Company obtained a $10 million secured revolving line of credit from American National Bank which replaced an existing $5 million line of credit. The line of credit is due February 24, 2000, and is renewable each year and will bear interest at a rate of 1.5% above the bank's highest CD rate. Borrowings are collateralized by substantially all the assets of the Company, and the line of credit agreement requires the Company to maintain certain minimum levels of working capital and net worth. At October 31, 1999, the interest rate was 7% and the outstanding balance on the line was $5.1 million (See Note 10).


NOTE 6 -Purchase of Real Estate and Mortgage

On July 2, 1999, Quantum Leap Communications, Inc. ("QLC"), a wholly-owned subsidiary of the Company, entered into contracts to purchase a 35,000 square foot building for $2.8 million. The purchase of the building is scheduled to occur in three phases. As of October 31, 1999, the first and second portions of the building were purchased for $1.8 million, of which, 20% was paid in cash and 80% was financed as described below. The final phase of the purchase is scheduled to occur no later than October 2000, when the remaining portion of the building is expected to be purchased for $1.0 million.

On June 29, 1999, the Company obtained a five-year $2.24 million multi-draw mortgage which is secured by substantially all the assets of the Company and the mortgage is cross-collateralized with the line of credit that is described in
Note 5. The interest rate on the loan is a fixed 8.5% and the loan is calculated over a 20 year amortization period. At October 31, 1999, the outstanding balance on this loan was $1.44 million.

QLC has leased the portion of the building that it does not presently own. On September 28, 1999, QLC entered into a contract to remodel the building. The remodeling cost is approximately $2 million.

NOTE 7 -- Income Taxes

As of January 31, 1999 and October 31, 1999, respectively, the Company had deferred tax assets of approximately $8.6 million and $7.6 million. Approximately $4.1 million of the deferred tax asset as of October 31, 1999, relates to operating loss carryforwards for federal and state income tax purposes which begin to expire in fiscal year 2011. The most significant of the other deferred tax assets is approximately $3.1 million related to goodwill, which was written off for financial reporting purposes during the quarter ended October 31, 1998. This goodwill continues to have tax basis and the Company will continue to amortize the goodwill for tax purposes.

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

In October 1999, The Crystal Juke Box, Inc., Wixen Music Publishing, Inc., Charles McCormick, Charles Love, Willis Draffen, Jr., Harry Williams, individually and doing business as the group Bloodstone, a recording and performing group, (collectively, the "Plaintiffs") filed a lawsuit against a subsidiary of the Company, The Leap Partnership, Inc. ("Leap"), Anheuser-Busch Corporation, and Andy Milburn, an individual and doing business as Tomandandy, (collectively, the "Defendants") in the United States District Court, for the Central District of California. The complaint alleges copyright infringement, statutory and common law violation of the right of publicity, violation of section 43 of the Lanham Act, unfair competition, and misappropriation stemming from the airing of a television commercial created by Leap for a client. The suit has been referred to the Company's insurance carrier and legal counsel. Leap intends to vigorously defend its position and to pursue all remedies available to it. It is difficult to ascertain the ultimate outcome of this litigation. An adverse determination and an award of damages not covered by insurance or by a co-defendant could have a material adverse effect on Leap's results of operations.

In November 1999, POW, Inc., doing business as Tomandandy, filed a lawsuit against Leap in the United States District Court, Southern District of New York seeking damages in the amount of $285,228 plus interest for failure to pay for work performed by POW, Inc. Leap intends to vigorously defend its position and to pursue all remedies available to it.

See Item 3 of the 10-K for the fiscal year ended January 31, 1999 for additional disclosures regarding pending litigation matters.


NOTE 9 -- Acquisitions

After discussions with Nine Dots Corporation and after conducting due diligence, both parties intend not to proceed with a potential acquisition.


NOTE 10 -- Subsequent Events

Line of Credit
--------------
On November 10, 1999, the Company obtained a new $15 million secured two year revolving line of credit from American National Bank which replaced an existing $10 million revolving line of credit that matures on February 24, 2000. The new line of credit matures on November 10, 2001, and bears interest at a variable rate of 1.5% above the Bank's highest CD rate. In addition, there is an unused facility fee of ten basis points per year on the average amount of the unused facility.

Significant Client Account
--------------------------
On November 23, 1999, The Leap Partnership, Inc. was informed by Hardee's Food Systems, Inc. that it was terminating its National Advertising Agency Agreement effective February 22, 2000. For the three months and the nine months ended October 31, 1999, this client accounted for 24% and 34% of consolidated revenues, respectively.

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

On October 22, 1998, the Company sold various assets of its wholly-owned subsidiary, One World Communications, Inc. ("One World") and the AT&T account of YAR Communications, Inc. ("YAR"), as further described in Note 3 to the Consolidated Financial Statements. As such, the historical operating results of One World are included within the results of operations for the three and nine months ended October 31, 1998, but are not included within the three and nine months ended October 31, 1999.

Results of Operations

THREE MONTHS ENDED OCTOBER 31, 1999 AND OCTOBER 31, 1998

Revenues
--------
Revenues increased to $9.5 million for the three months ended October 31, 1999 from $8.4 million for the three months ended October 31, 1998, an increase of approximately $1.1 million or 13%. This increase was primarily due to approximately $4.4 million in increased work with new and existing clients as the Company continues to expand its business and clients. This increase was partly offset by approximately $3.3 million loss in revenue due to the October 1998 sale of One World and the AT&T account of YAR.

Direct Costs and Related Expenses
---------------------------------
Direct Costs and Related Expenses generally consist of production costs which include services such as filming, animation, editing, special effects, photography and illustrations, artwork, computer design and various related production services which are generally outsourced, along with contracted talent and other costs related to creative executions which may include traditional media as well as new technologies and multimedia. Direct Costs and Related Expenses decreased slightly for the three months ended October 31, 1999 from the three months ended October 31, 1998. An increase in production for both new and existing clients during 1999 was offset by the absence of expenses related to One World.

Salaries and Related Expenses
-----------------------------
Salaries and Related Expenses consist primarily of salaries and wages for employees, related payroll tax expenses, group medical and dental coverages, freelance and contract labors, and recruiting expenses. Salaries and Related Expenses decreased to $4.3 million for the three months ended October 31, 1999 from $4.5 million for the three months ended October 31, 1998, a decrease of approximately $0.2 million or 5%. The decrease was primarily due to the sale of One World and restructuring efforts at YAR which together resulted in decreased Salaries and Related Expenses of approximately $1.6 million from the prior year quarter. This decrease was offset in part by approximately $1.4 million in salary increases primarily related to new hires at the Company. As a percentage of revenue, Salaries and Related Expenses decreased to approximately 45% for the three months ended October 31, 1999, from approximately 54% for the three months ended October 31, 1998.

General and Administrative Expenses
-----------------------------------
General and Administrative Expenses include space and facilities expenses, corporate expenses, depreciation, insurance, legal and accounting fees and management information system expenses. General and Administrative Expenses decreased to $1.8 million for the three months ended October 31, 1999, from $2.5 million for the three months ended October 31, 1998, a decrease of approximately $0.7 million or 26%. The decrease was primarily due to the sale of One World and restructuring efforts at YAR which together resulted in a decrease of approximately $0.9 million from the prior year quarter. As a percentage of revenue, General and Administrative Expenses decreased to approximately 20% for the three months ended October 31, 1999, from approximately 30% for the prior year quarter.

Other Income and Expense
------------------------
Interest income totaled $155,357 and $68,640 for the three months ended October 31, 1999 and 1998, respectively, and was generated from short-term US Treasury Notes, certificates of deposit, money market account and short-term Eurodollar currency investments. Interest income was offset in part by interest expense of $140,302 and $95,714, respectively, resulting in net interest income of $15,055 and net interest expense of $27,074 for the three months ended October 31, 1999 and 1998, respectively. The Company incurred interest expense on debt that totaled approximately $7.3 million as of October 31, 1999, and approximately $5.2 million as of October 31, 1998.

Income Taxes
------------

The Company's combined federal and state effective income tax rates were 0% and 24.9% for the three months ended October 31, 1999 and 1998, respectively. The 0% effective rate for the three months ended October 31, 1999 is due to the Company's use of previously reserved tax assets resulting from net operating losses.

As of October 31, 1999, the Company has a deferred tax asset of approximately $7.6 million which begins to expire in fiscal year 2011. The Company had provided a full valuation reserve against the net deferred tax asset due to its limited operating history, recent operating losses, the difficulty and significant judgment involved in projecting future operating results, the volatility of the industry, and the transfer of YAR's AT&T Account. To the extent that the Company achieves future taxable income, no provision will be recorded until the operating losses have been fully utilized.


NINE MONTHS ENDED OCTOBER 31, 1999 AND OCTOBER 31, 1998

Revenues
--------

For the nine months ended October 31, 1999, revenues were $27.2 million, compared to $27.8 million for the nine months ended October 31, 1998, a decrease of approximately $0.6 million or 2%. This net decrease is primarily due to the October 1998 sale of One World and the AT&T account of YAR which resulted in decreased revenue for the nine months ended October 31, 1999 of approximately $12.1 million. This decrease is offset in part by increases in revenue from new and existing accounts at the Company of approximately $11.5 million. During the nine months ended October 31, 1999, YAR's non-AT&T related revenue remained substantially unchanged, as compared with the nine months ended October 31, 1998.

Direct Costs and Related Expenses
---------------------------------

Direct Costs and Related Expenses increased to $9.9 million for the nine months ended October 31, 1999 from $9.1 million for the nine months ended October 31, 1998, an increase of approximately $0.8 million or 9%. The net increase was primarily attributable to the increased production with new and existing accounts.

Salaries and Related Expenses
-----------------------------

Salaries and Related Expenses decreased to $11.2 million for the nine months ended October 31, 1999, from $14.3 million for the nine months ended October 31, 1998, a decrease of approximately $3.1 million or 21%. This decrease was primarily due to the sale of One World and restructuring efforts at YAR which together resulted in a decrease of approximately $6.0 million in Salaries and Related Expenses from the prior year nine months. This decrease was offset in part by approximately $2.9 million in salary increases primarily related to new hires at the Company. As a percentage of revenue, Salaries and Related Expenses decreased to approximately 41% for the nine months ended October 31, 1999, from approximately 51% for the prior year nine months.

General and Administrative Expenses
-----------------------------------

General and Administrative expenses decreased to $5.4 million for the nine months ended October 31, 1999 from $6.7 million for the nine months ended October 31, 1998, a decrease of approximately $1.3 million or 19%. This decrease was primarily due to the sale of One World and restructuring efforts at YAR which together resulted in a decrease of approximately $2.4 million in General and Administrative Expenses from the prior year nine months. This decrease was offset by increases in General and Administrative Expenses of approximately $1.1 million for the Company for the nine months ended October 31, 1999, which consist of additional professional services, costs associated with the Company's annual report and meeting, legal and accounting services, and depreciation and amortization, including goodwill amortization, and increased facilities costs. As a percentage of revenue, General and Administrative Expenses decreased to approximately 20% for the nine months ended October 31, 1999, from approximately 24% for the prior year nine months.

Other Income and Expense
------------------------

On July 17, 1998, the Company sold a building which housed the Los Angeles office of The Leap Partnership, Inc., a wholly-owned subsidiary of the Company. The building was sold for $3.48 million which resulted in a $1.15 million pre-tax gain as reported.

Interest income totaled $610,200 and $296,538 for the nine months ended October 31, 1999 and 1998, respectively, and, was generated from short-term US Treasury Notes, certificates of deposit, money market account and short-term Eurodollar currency investments. Interest income was offset in part by interest expense of approximately $306,073 and $442,663, respectively, resulting in net interest income of $304,127 and net interest expense of $146,125, for the nine months ended October 31, 1999 and 1998, respectively. The Company incurred interest expense on debt that totaled approximately $7.3 million and $5.2 million as of October 31, 1999 and 1998, respectively.

Income Taxes
------------

Combined federal and state income tax rates were 0.0% and 24.9% for the nine months ended October 31, 1999 and 1998, respectively. The 0% effective rate for the nine months ended October 31, 1999 is due to the Company's use of previously reserved tax assets resulting from net operating losses.

As of October 31, 1999, the Company has a deferred tax asset of approximately $7.6 million which begins to expire in fiscal year 2011. The Company has provided a full valuation reserve against the net deferred tax asset due to its limited operating history, recent operating losses, the difficulty and significant judgment involved in projecting future operating results, the volatility of the industry, and the transfer of YAR's AT&T Account. To the extent that the Company achieves future taxable income, no provision will be recorded until the operating losses have been fully utilized.

Liquidity and Capital Resources

Since its inception, the Company has primarily financed its operations and investments in property and equipment through cash generated from bank borrowings and equipment leases, proceeds from its initial public offering, loans from a former officer of the Company and cash generated from operations.

At October 31, 1999, the Company had $11.1 million of working capital, inclusive of approximately $12.7 million in cash and cash equivalents. Cash and cash equivalents decreased $1.4 million for the nine months ended October 31, 1999. This decrease resulted primarily from investments of approximately $3.5 million in capital expenditures and software development, offset by $2.2 million in cash provided by financing activities.

On November 10, 1999, the Company obtained a new $15 million secured two year revolving line of credit from American National Bank which replaced an existing $10 million revolving line of credit that matures on February 24, 2000. The new line of credit matures on November 10, 2001, and bears interest at a variable rate of 1.5% above the Bank's highest CD rate. In addition, there is an unused facility fee of ten basis points per year on the average amount of the unused facility.

On July 2, 1999, Quantum Leap Communications, Inc. ("QLC"), a wholly-owned subsidiary of the Company, entered into contracts to purchase a 35,000 square foot building for $2.8 million. The purchase of the building is scheduled to occur in three phases. As of October 31, 1999, the first and second portions of the building were purchased for $1.8 million, of which, 20% was paid in cash and 80% was financed as described below. The final phase of the purchase is scheduled to occur no later than October 2000, when the remaining portion of the building is expected to be purchased for $1.0 million.

On June 29, 1999, the Company obtained a five-year $2.24 million multi-draw mortgage which is secured by substantially all the assets of the Company as the mortgage is cross-collateralized with the line of credit that is described in
Note 5. The interest rate on the loan is a fixed 8.5% and is calculated over a 20 year amortization period. At October 31, 1999, the outstanding balance on this loan was $1.44 million.

QLC has leased the portions of the building that it does not presently own. On September 28, 1999, QLC entered into a contract to remodel the building. The remodeling cost is approximately $2 million.

On February 24, 1999, the Company obtained a $10 million secured revolving line of credit from American National Bank which replaced an existing $5 million line of credit. The line of credit is due February 24, 2000, and is renewable each year and will bear interest at a rate of 1.5% above the bank's highest CD rate. Borrowings are collateralized by substantially all the assets of the Company, and the line of credit agreement requires the Company to maintain certain minimum levels of working capital and net worth. At October 31, 1999, the interest rate was 7% and the outstanding balance on the line was $5.1 million.

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

Dependence on Key Clients and Projects

An important part of the Company's strategy is to develop in-depth, long-term relationships with a select group of clients in a variety of industries. Consistent with such a strategy, a large portion of the Company's revenues has been, and is expected to continue to be, concentrated among a relatively limited number of nationally recognized clients. On November 23, 1999, The Leap Partnership, Inc. was informed by Hardee's Food Systems, Inc., a client accounting for 24% of consolidated revenue for the three months ended October 31, 1999, that it was terminating its National Advertising Agency Agreement effective February 22, 2000.

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

Note Regarding Forward-Looking Statements

This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. When used in this report, words such as "anticipates," "believes," "continues," "estimates," "expects," "goal," "may," "opportunity," "plans," "potential," "projects," "will," and similar expressions as they relate to the Company or its Management are intended to identify such forward-looking statements. A number of important factors could cause the Company's actual results, performance or achievements for fiscal 2000 and beyond to differ materially from that expressed in such forward-looking statements. These factors are set forth in the Company's Registration Statement on Form S-1 (File No. 333-05051) under the heading "Risk Factors" and also include, without limitation, material changes in economic conditions in the markets served by the Company's clients; changes in government regulation and legal uncertainties; competition in the Company's industry; uncertainties relating to the developing market for new media; changing technologies and Year 2000 compliance issues; any inability to meet expectations in the performance of services which could lead to claims or liabilities; seasonality; costs and uncertainties relating to establishing new offices and bringing new or existing offices to profitability; any inability of the Company to raise additional financing in the future on favorable terms, or at all; potential adverse effects of litigation; the Company's dependence on key personnel and vendors; the Company's dependence on key clients and projects (as discussed further above under "Dependence on Key Clients and Projects"); and possible continued volatility and wide fluctuations in the price of the Company's stock. While the Company reduced certain expenses in fiscal 2000, as the Company works to grow and expand the business, management will need to increase expenses to expand operations. Management will continue to assess its overall cost structure in relation to existing and anticipated revenues. Due to the nature of client contracts, which are difficult to forecast precisely or for any extended period of time, if, the Company experiences declines in client demand, or if significant expenses precede or are not immediately followed by increased revenues, the results of operations and financial condition may suffer.

Item 3.   Quantitative and Qualitative Disclosures about Market Risks

The Company's market risk exposures are set forth in its Annual Report on Form 10-K for the year ended January 31, 1999, and have not changed significantly, except as follows.

In March 1999, one of the Company's subsidiaries received stock from a client in exchange for services. The stock has appreciated through October 31, 1999 (See
Note 4 to the Consolidated Financial Statements). However, the value of the equity securities may fluctuate based on the volatility of the client's stock price and other general market conditions. To mitigate the market risk on the equity securities, the stock has been classified as `available for sale' as management anticipates selling the stock within the next year and at a time when a gain may be recorded.

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

              In October, 1999, The Crystal Juke Box, Inc., Wixen Music Publishing, Inc., Charles McCormick, Charles Love, Willis Draffen, Jr., Harry Williams, individually and doing business as the group Bloodstone, a recording and performing group, (collectively, the "Plaintiffs") filed a lawsuit against a subsidiary of the Company, The Leap Partnership, Inc. ("Leap"), Anheuser-Busch Corporation, and Andy Milburn, an individual and doing business as Tomandandy, (collectively, the "Defendants") in the United States District Court, for the Central District of California. The complaint alleges copyright infringement, statutory and common law violation of the right of publicity, violation of section 43 of the Lanham Act, unfair competition, and misappropriation stemming from the airing of a television commercial created by Leap for a client. The suit has been referred to the Company's insurance carrier and legal counsel. Leap intends to vigorously defend its position and to pursue all remedies available to it. It is difficult to ascertain the ultimate outcome of this litigation. An adverse determination and an award of damages not covered by insurance or by a co-defendant could have a material adverse effect on Leap's results of operations.

              In November, 1999, POW, Inc., doing business as Tomandandy, filed a lawsuit against Leap, in the United States District Court, Southern District of New York seeking damages in the amount of $285,228 plus interest for failure to pay for work performed by POW, Inc. Leap intends to vigorously defend its position and to pursue all remedies available to it.

              See Note 8 of the Notes to the Consolidated Financial Statements and Item 3 of the 10-K for the fiscal year ended January 31, 1999 for additional disclosures regarding pending matters.

              There are no other significant claims or lawsuits against the Company.

ITEM 6.       Exhibits and Reports on Form 8-K

              a.  Exhibits
                  10.1 Promissory Note Agreement, dated November 10, 1999, issued by Quantum Leap Communications, Inc. ("QLC"), a wholly-owned subsidiary of the Company, to American National Bank and Trust Company of Chicago ("ANB").
                  10.2 Cross-Collateralization and Cross-Default, dated November 10, 1999, between QLC and ANB.
                  11.     Statement Regarding Computation of Per-Share Earnings.
                  27.     Financial Data Schedule.

              b.  Reports on Form 8-K
                  None.


Items 2, 3, 4 And 5 Are Not Applicable And Have Been Omitted.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LEAPNET, INC.
                                      -------------
                                      (Registrant)


Date:    December 14, 1999            By: /s/ FREDERICK A. SMITH
                                      ------------------------------------------
                                      Frederick A. Smith
                                      Chairman and Chief Executive Officer
                                      (principal executive, financial and
                                      accounting officer)

                                 LEAPNET, INC.
                                 EXHIBIT INDEX


          Exhibit
          Number             Exhibits
          ------             --------

          10.1 Promissory Note, dated November 10, 1999, issued by Quantum Leap Communications, Inc. ("QLC"), a wholly owned subsidiary of the Company to American National Bank and Trust Company of Chicago ("ANB").

          10.2 Cross-Collateralization and Cross-Default Agreement, dated November 10, 1999, between QLC and ANB.


          11.                Statement Regarding Computation of Per-Share
                             Earnings.

          27.                Financial Data Schedules