Form 10-K
period 2000-01-31
LEAPNET INC
filed 2000-03-30
CIK 1015665

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2000

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

                    420 West Huron Street, Chicago, IL 60610
          (Address of principal executive office, including zip code)

                                 (312) 528-2400
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy statement or informa-tion statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the Registrant, as of March 15, 2000, was $65,285,454 (based upon the closing sale price of the Common Stock on the NASDAQ National Market on March 15, 2000, and, for the purpose of this calculation only, assuming that all of the Registrant's directors and officers are affiliates.) There were 14,916,749 shares of Registrant's Common Stock, $.01 par value, outstanding as of March 15, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Notice of Annual Meeting and Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on July 31, 2000 (the Proxy Statement) (Part III).

                                  LEAPNET, INC.

                                    FORM 10-K
                            For The Fiscal Year Ended
                                January 31, 2000

                                      INDEX
PART I

Item                                                                     Page
----                                                                     ----
 1. Business.............................................................  3
 2. Properties...........................................................  6
 3. Legal Proceedings....................................................  7
 4. Submission of Matters to a Vote of Security Holders..................  7


PART II

 5. Market for Registrant's Common Equity and Related
        Stockholder Matters..............................................  7
 6. Selected Financial and Operating Data................................  8
 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............................  9
7A. Quantitative and Qualitative Disclosures About Market Risk........... 17
 8. Financial Statements and Supplementary Data.......................... 19
 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.............................. 36


PART III

  10.  Directors and Executive Officers of the Registrant................ 38
  11.  Executive Compensation............................................ 38
  12.  Security Ownership of Management and Certain Beneficial Owners.... 38
  13.  Certain Relationships and Related Transactions.................... 38


PART IV

  14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K... 38

 Signatures.............................................................. 41

PART I

Item 1.    Business

The Company

Leapnet, Inc. ("Leapnet" or "the Company") develops creative solutions for the wired world by utilizing its expertise in communication services to provide Internet consulting, marketing and development, globalization services, and traditional advertising. Based on its founding principles of creative and technological excellence, Leapnet works with market-leading companies to develop compelling brand strategies and creates integrated campaigns comprised of online and offline communication elements. Through this integrated approach, Leapnet helps its clients develop and improve one-to-one relationships with their customers, extend their brands into the mass market, increase sales and market share, and integrate their existing systems with an e-business strategy.

Leapnet's clients include American Airlines, Ernst & Young LLP, Microsoft Network Internet Access, Microsoft Slate, Microsoft Encarta, Morningstar, MSNBC.com, SAM'S Club, The University of Chicago Graduate School of Business, Wal-Mart Stores, EDS, Western Union, Unisys, Anheuser-Busch and Starwood Hotels and Resorts. To date, Leapnet's business has primarily grown organically from referrals and other sources. In the upcoming year, with the planned acquisition of SPR, described below, the Company is looking forward to utilizing a dedicated sales force to attract additional high calibre clients such as these.

The e-commerce solutions industry is, like most industries involving the Internet, dynamic and growing. The growing acceptance and use of the Internet has changed the way consumers and businesses obtain information, transact business and communicate. According to International Data Corporation, the worldwide market for Internet-related services is expected to jump from $4.6 billion in 1997 to $43.7 billion by 2002, fueled largely by the rush to deploy e-commerce web sites. Companies are increasing expenditures for the e-commerce part of their business and consider an e-commerce strategy a leading corporate priority.

Leapnet's central mission is to be a leading creative and technology services company offering Internet development, globalization, advertising, e-business consulting and systems integration. Leapnet's core strengths include its integrated services approach, technological sophistication, expertise in global marketing, creativity and roster of marquee clients. Given the Company's core strengths, Management believes Leapnet is well positioned to take advantage of the growth in the industry.

Leapnet offers a wide range of services to help companies market their products or services via the Internet as well as via traditional advertising and other offline media:

             Strategic Internet Marketing and
                Brand Development
             Large Scale Web Development
             Digital Strategy & Design
             Award-Winning User Interface Design
             E-Commerce/Internet/Extranet Solutions
             Online Advertising and Promotions
             Programming/Database Mining/Systems Integration
             Dynamic Publishing Development
             Content Production and Management
             Innovative Technology Applications Development
             Template Development/ Custom Applications Development


             Navigation Strategy and Design
             Packaging Design
             Business and Information Technology Strategy
             Operations and Process Re-Engineering
             Advanced IT Architectures, including
               Transaction Processing, Distributed Object
               Computing, and Legacy System Integration
             Multimedia and Usability Design
             Software Engineering and Project Management
             Multilingual Web Site Localization
             Globalization Strategy
             Award-Winning TV, Print and Radio Advertising

In December 1996, the Company formed Quantum Leap Communications, Inc. ("Quantum Leap" or "QLC"), a Delaware subsidiary of the Company. QLC is focused on the development of large-scale Internet-based business solutions and the creation of strategic, interactive brand advertising and marketing executed primarily for Internet brands. Quantum Leap is a consumer-focused, e-solutions provider in the forefront of implementing new and developing technologies for the advancement of Internet-based marketing solutions. Quantum Leap uses technology to help its clients advance their business objectives via the Internet and manage the back-end information systems that support Internet sites. Quantum Leap possesses technology expertise in the areas of programming, multiple system architectures, end-user interface and navigation design, digital media planning and placement, Intranet and Extranet development and broadband technologies. Quantum Leap's client list includes American Airlines, Ernst & Young LLP, Morningstar, MSNBC.com, MSN Internet Access, MSN Encarta, MSN Slate, SAM'S Club, University of Chicago Graduate School of Business and Wal-Mart Stores.

In November 1999, Eagle Technology Partners, Inc. ("Eagle"), was formed as a Delaware subsidiary of the Company. Eagle is an e-business consulting services company. Eagle is focused on providing clients with high-end, business-to-business Internet solutions. The company solves complex business problems with complete solutions including strategy, architecture and planning, accelerated solution delivery and technology integration. The company employs IT and consulting professionals with substantial expertise in e-business and IT strategy, operations and process re-engineering, advanced IT and legacy architectures, distributed object computing, software engineering and project management. Eagle's first client is Starwood Hotels and Resorts.

In April 1997, the Company acquired YAR Communications, Inc. ("YAR"), a Delaware corporation. YAR provides globalization services to market-leading companies, which involves the process of adapting communications elements to meet the demands and requirements of local cultures. YAR is involved in the creation, adaptation and translation of a broad spectrum of offline and online communication tools including both print and Internet-based elements. YAR's clients include Apple Computer, Adobe, EDS, Unisys, Western Union, Chase Bank, Fleet Bank and Medtronic.

The Leap Partnership, Inc. ("Leap Partnership"), an Illinois subsidiary of the Company, was established in September 1993. The Leap Partnership is a creatively-focused advertising agency that provides clients with intelligent, consumer-driven brand strategies; innovative business building ideas; award-winning, high quality advertising campaigns that can penetrate popular culture; and unique understanding of how to bridge from traditional media to the Internet. The Leap Partnership's clients include Anheuser-Busch and Columbia Tri-Star Television Distribution.

Leapnet is headquartered in Chicago with offices in New York City and California. Its main offices are located at 420 West Huron Street, Chicago, Illinois, 60610 and its telephone number at that address is (312) 528-2400. The Company's Internet address is: http://www.leapnet.com. Information contained on the Company's Internet site shall not be deemed part of this Report.

The Company's common stock is traded on the NASDAQ National Market under the symbol LEAP.


Recent Developments

On January 27, 2000, the Company executed a definitive agreement whereby Brassie Corporation, a wholly owned subsidiary of the Company, would be merged with and into SPR Inc., a company that provides IT consulting and project-based services focused on maximizing the value of existing systems. Pursuant to this merger, each share of SPR stock will be converted into approximately 1.085 shares of Leapnet stock. The merger is planned to be effected on a tax-free basis to stockholders. This transaction, contingent upon shareholder approval, is expected to be completed in mid-year 2000.


Leapnet's Strategy

Leapnet's network of companies provides expertise in strategy, creative and technology services that develop integrated solutions for clients. By combining a strong balance of business strategy, customer insights, creative excellence and superior technology skills, Leapnet can provide its clients with end-to-end e-business solutions. Leapnet relies on and will continue to expand the following areas of expertise to build its business:

Balance of Integrated Services:

Leapnet provides a full range of strategic, creative and technology services that can be utilized on a client's behalf to develop offline or online solutions. Leapnet's processes and skills are designed to integrate the most effective and beneficial aspects of a wide array of media so that a company can execute an effective, integrated e-business strategy.

Expertise with Existing and Emerging Technologies

Leapnet, through Quantum Leap and Eagle Technology, is in the forefront of existing and emerging technologies for the advancement of e-business solutions. Leapnet uses technology to help its clients advance their e-business objectives and manage the systems integration and back-end information systems that support their Internet sites. Leapnet, through Quantum Leap, possesses skills in strategic consulting, development of customer applications, information architecture design, end-user interface development and systems integration. Eagle Technology's solutions typically involve technology enabled relationship management, business-to-business extranets, Web-based EDI and procurement, and Intranet-based knowledge management solutions. Eagle Technology's e-business technical architects plan, design and implement infrastructures, which are designed to be high-performance, reliable and secure. Within this practice, Eagle Technology is involved in Internet/Extranet/Intranet planning and implementation, performance reviews, security reviews, disaster recovery planning and operations consulting.

E-Business Consulting and Systems Integration Capabilities

Leapnet helps clients formulate a compelling e-strategy by identifying key issues, the competitive landscape and emerging threats and opportunities. Leapnet assesses the strengths of its clients that are applicable in the e-business world and seeks to develop strategies that will apply to multiple scenarios and provide flexibility as the environment changes.

Customer Experience Expertise

Leapnet believes in the power of learning about consumer wants, preferences and desires as a way to empower its e-business solutions. Leapnet does extensive qualitative research in a variety of settings to determine how consumers interact with, use and respond to different Internet-based e-business solutions. Leapnet utilizes this research to create solutions designed to provide effective, clear communication with consumers leading to successful e-business initiatives.

Brand Strategy and Creative Expertise

Leapnet translates a client's business objectives into a detailed project plan that meets consumers' needs and creates a positive, long-term consumer relationship with the brand. Leapnet believes that comprehensive branding and digital strategy helps insure the long-term success of the project. Leapnet conducts an extensive analysis in each of its projects that evaluates the client's current and future objectives, company history, products or services, customer base, competitive environments, brand position and marketing programs, as well as any existing online activity.

Globalization Services

YAR's globalization services extend to all of the major languages and cultures of the world. These services cover a full spectrum of media including television, radio, out-of-home, print, brochures, point of sale materials, packaging, and annual reports. However, YAR's services are currently focused heavily on globalizing Internet and web site content as more and more clients rely on the Internet to facilitate their worldwide communication and e-commerce efforts.

Strategic Alliances

In July 1998, Leapnet announced a strategic alliance between Quantum Leap and BroadVision, Inc. with the goal of providing full service Internet relationship marketing and commerce solutions. Quantum Leap and BroadVision have collaborated on two large-scale Internet development projects to date. The Company expects to enter into additional projects with BroadVision and would also consider alliances with other companies that can complement the services provided by Leapnet.


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


Employees

As of January 31, 2000, Leapnet employed a total of 252 employees, 242 of whom were full-time and 10 part-time. Of these, 192 were engaged in servicing clients, and 53 were involved in finance or other administrative services. None of the Company's employees are represented by a labor union, and the Company believes that its relations with its employees are good.


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


Item 2.    Properties

The Company is headquartered in Chicago and has offices in New York City and California. On July 2, 1999, the Company entered into contracts to purchase a 35,000 square foot building in Chicago for $2.8 million. The purchase of the building is scheduled to occur in three phases. As of January 31, 2000, the first and second portions of the building were purchased for $1.8 million. The final phase of the purchase is scheduled to occur no later than October 2000, when the fourth floor of the building is expected to be purchased for $1.0 million. The portion of the building that is not presently owned is leased. The Company also leases approximately 10,500 square feet of additional space in Chicago, approximately 23,000 square feet in New York City, and approximately 11,000 square feet in three locations in California.

Item 3.    Legal Proceedings

In November 1999, POW, Inc., doing business as "Tomandandy," filed a lawsuit against Leap Partnership in the United States District Court, Southern District of New York seeking damages in the amount of $285,228 plus interest for failure to pay for work performed by POW, Inc. In March 2000, Leap Partnership paid $285,228 to POW, Inc. and the lawsuit was dismissed with prejudice.

In October 1999, The Crystal Lake Juke Box, Inc., Wixen Music Publishing, Inc., Charles McCormick, Charles Love, Willis Draffen, Jr., Harry Williams, individually and doing business as a group "Bloodstone," a recording and performing group filed a lawsuit against Leap Partnership, Anheuser-Busch Corporation, and Andy Milburn, an individual and doing business as "Tomandandy," in the United States District Court, for the Central District of California. The complaint alleges copyright infringement, statutory and common law violation of the right of publicity, violation of section 43 of the Lanham Act, unfair competition, and misappropriation stemming from the airing of a television commercial created by Leap Partnership for a client. Leap Partnership has filed cross-claims against Andy Milburn doing business as "Tomandandy" and POW, Inc. doing business as "Tomandandy" for negligence, indemnity, contribution and breach of contract. The parties are currently undergoing discovery. The suit has been referred to Leap Partnership's insurance carrier and legal counsel. Leap Partnership is vigorously defending its position and pursuing all remedies available to it. It is difficult to ascertain the ultimate outcome of this litigation. An adverse determination and an award of damages not covered by insurance or recoverable in Leap Partnership's cross-claim could have a material adverse effect on Leap Partnership's results of operations and financial condition.

In November 1998, the Company filed a complaint in the Supreme Court of the State of New York against Finkle, Ross & Rost, L.L.P., the former accountants for Yurianna, Inc., the company from which the Company acquired various assets of YAR, alleging breach of contract and accountant malpractice. The action seeks damages believed to exceed $13.5 million and such other relief as the court deems just and equitable. Discovery is being conducted. In December 1998, Finkle, Ross & Rost, LLP filed a complaint in the Supreme Court of the State of New York against the Company for $28,750 for accounting services rendered. The amount was reduced to $11,250 by Finkle, Ross & Rost, L.L.P. Although Finkle, Ross & Rost LLP has performed services for the Company, the Company intends to vigorously oppose this claim due to the quality of services provided.

There are no other active claims or lawsuits against the Company that Management believes are material.


Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.


PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.

COMMON STOCK INFORMATION

The Company's common stock is traded on the NASDAQ National Market under the symbol LEAP. As of March 15, 2000, there were 180 Shareholders of Record as furnished by the Company's Stock Transfer Agent and Registrar, EquiServe. Several brokerage firms, banks and other institutions ("nominees") are listed once on the Shareholders of Record listing, however, in most cases, the nominees' holdings represent blocks of the Company's stock held in brokerage accounts for a number of individual shareholders. As such, the actual number of shareholders of the Company is difficult to estimate with precision, but would be higher than the number of registered Shareholders of Record.

The high and low closing prices of the Company's common stock for the last two fiscal years are:

                                    Fiscal 2000          Fiscal 1999
                                 High         Low       High        Low
              -----------------------------------------------------------
              1st Quarter       $3.594      $2.094     $6.750     $1.250
              2nd Quarter       $2.969      $2.125     $7.000     $2.563
              3rd  Quarter      $4.813      $2.063     $4.313     $2.000
              4th Quarter       $8.625      $4.094     $4.375     $2.500


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

Fiscal Year Ended January 31:          2000        1999*        1998*          1997         1996
Revenues (000's)                      $36,309     $35,920      $30,660       $16,088       $8,210
Net Income (Loss) (000's)               ($311)   ($18,323)     ($5,611)       $1,306         $700
Earnings (Loss) Per Share              ($0.02)     ($1.34)      ($0.41)        $0.12        $0.07

As of January 31:                      2000        1999*        1998*          1997          1996
Total Assets (000's)                  $30,336     $23,733      $46,054       $39,860        $2,053
Long-Term Obligations (000's)          $8,715        $706         $421          $366          $448
Working Capital (000's)               $18,290     $11,573         $820       $34,630         ($973)

* The results of operations have been included for each subsidiary since its inception or acquisition date. The results of YAR Communications, Inc., a wholly-owned subsidiary of the Company, have been included since April 1, 1997. The results of One World Communications, Inc. (now known as Leap Global Communications, Inc.), have been included from November 1, 1997, through September 30, 1998, the effective date of the sale of assets to Young & Rubicam, Inc.

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

The historical statement of operations information of the Company for the three years ended January 31, 2000 has been reclassified to conform with the financial presentation of companies within the Internet services industry. Such classifications primarily include allocating the Company's salaries and related expenses into either cost of services for billable employees or to general and administrative expenses for non-billable employees.

REVENUES

The Company structures its compensation arrangements to reflect the breadth of its services and to reflect the Company's value-added approach to servicing its clients. The Company recognizes revenues in the form of fees and retainers, time and material-based billing, fixed fee arrangements and media commissions for its strategic creative, technology and marketing services. Fees and billing rates are established by the Company taking into consideration the Company's resources and skills which will be applied to generate relevant strategic solutions for the client's communication, technology or marketing concerns; the value of Leapnet's strategic thinking; and Leapnet's ability to produce memorable campaigns to drive effective results for its clients. Certain assignments may also be based upon traditional methodologies which include basing fees on either an estimate of the amount and level of professional expertise to be provided by the Company and other committed resources needed to execute a particular client's engagement or based on the client's planned spending or budget over certain periods.

Revenue from retainers is recognized over the period in which services are rendered. Revenue from time and materials based billings is recognized as services are performed based on actual hours incurred at a markup. Revenue from fixed fee arrangements is recognized as services are performed using the percentage-of-completion method. Provisions for estimated losses on uncompleted contracts are assessed on a contract by contract basis and are recognized in the period in which such losses are determined. Revenues from production services are recognized as the services are completed. Commissions earned from fees based upon third-party media placements are recognized as revenues when the Company-created materials appear on various media in accordance with industry practice. Costs in excess of billings include unbilled costs which are expensed as cost of services as services are rendered and billed. Billings in excess of costs, or deferred revenue, include billings made in advance of services performed.

The term of written agreements between the Company and its clients vary. However, written agreements typically are terminable by either the client or the Company on short notice, often 90 days or less. The Company at times performs services at the client's request prior to the execution of written agreements. Revenues, whether predominantly retainer- or project-based, can vary materially from period to period. The Company's strategy is to focus on providing expanding ranges and amounts of services to a relatively limited number of nationally recognized clients. The Company's results of operations will therefore, by design, be dependent upon the Company's ability to maintain its relationships with its key clients or to replace clients quickly should the Company or the client desire to reduce or terminate a relationship. There can be no assurance that period-to-period fluctuations in operating results will not occur.

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


RESULTS OF OPERATIONS

The following table sets forth, as a percentage of revenues, gross profit, other expenses and certain other items which are included in the Company's statements of operations for the periods reflected below. Operating results for any period are not necessarily indicative of results for any future periods.

           Quarter Ended January 31,                                        2000                 1999
           -------------------------------------------------------------------------------------------
           Revenues                                                         100.0%               100.0%
           Cost of services                                                  72.3                 79.0
           -------------------------------------------------------------------------------------------
                     Gross Profit                                            27.7                 21.0
           Other expenses:
                     General & administrative                                43.5                 42.2
                     Impairment of long lived assets                          -                    0.9
           -------------------------------------------------------------------------------------------
                     Total other expenses                                    43.5                 43.1
           -------------------------------------------------------------------------------------------
           Operating loss                                                   (15.8)               (22.1)
                     Net interest income/(expenses)                           0.2                 (0.2)
           --------------------------------------------------------------------------------------------
           Loss before income taxes                                         (15.6)               (22.3)
                     Income tax benefit/(expense)                             1.5                  0.0
           -------------------------------------------------------------------------------------------
           Net loss                                                         (14.1%)              (22.3%)
           =============================================================================================

           Fiscal Year Ended January 31,                                    2000               1999                 1998
           --------------------------------------------------------------------------------------------------------------
           Revenues                                                        100.0%              100.0%               100.0%
           Cost of services                                                 63.2                68.7                 72.5
           --------------------------------------------------------------------------------------------------------------
                     Gross Profit                                           36.8                31.3                 27.5
           Other expenses:
                     General & administrative                               38.9                42.6                 55.6
                     Impairment of long lived assets                         -                  25.9                  -
                     Restructuring expenses                                  -                   2.1                  2.5
           --------------------------------------------------------------------------------------------------------------
                     Total other expenses                                   38.9                70.6                 58.1
           --------------------------------------------------------------------------------------------------------------
           Operating loss                                                   (2.1)              (39.3)               (30.6)
                     Loss on divestitures                                    -                  (5.0)                 -
                     Gain on sale of building                                -                   3.2                  -
                     Net interest income/(expenses)                          0.9                (0.5)                 0.9
           --------------------------------------------------------------------------------------------------------------
           Loss before income taxes                                         (1.2)              (41.6)               (29.7)
                     Income tax benefit/(expense)                            0.3                (9.4)                11.4
           --------------------------------------------------------------------------------------------------------------
           Net loss                                                         (0.9%)             (51.0%)              (18.3%)
           ================================================================================================================


Three Months Ended January 31, 2000 Compared to Three Months Ended January 31, 1999

Revenues increased to $9.1 million for the quarter ended January 31, 2000 from $8.1 million for the quarter ended January 31, 1999, an increase of $.9 million, or 11%. This net increase resulted from a $2.1 million increase in Internet related revenues from Quantum Leap Communications, Inc. ("QLC" or "Quantum Leap") and Eagle Technology Partners ("Eagle") and a $.4 million increase in multicultural language services revenues from YAR. The $2.5 million of increased revenues was offset by a decrease of $1.6 million in revenues at The Leap Partnership, Inc. ("Leap Partnership") primarily related to decreased production spending from Hardee's. In November 1999, Hardee's, a client representing 32% of the Company's revenue for the year ended January 31,

2000, notified the Leap Partnership that it was terminating its National Advertising Agency Agreement effective February 22, 2000. As of January 2000, the Company has reduced costs as a result of the cessation of the Hardee's contract. To replace the revenues, the Company has already been dedicating a greater amount of resources toward communications using the Internet. In April 1999, the Company changed its name from The Leap Group, Inc. to Leapnet, Inc. to reflect its stronger emphasis on the Internet based on the Company's increased work using this medium and due to the growing demand for Internet related services from new and existing clients. As compared to the fourth quarter of fiscal year 1999, total Internet related revenues for the fourth quarter of fiscal 2000 have grown by 225%. Additionally, in January 2000, the Company announced the intent to acquire SPR Inc., an IT services company with resources to help support Internet development efforts and provide other technology services and solutions for clients. The acquisition, contingent upon stockholder approval, is expected to be completed mid-year 2000 (see Note 3 to the Consolidated Financial Statements).

Gross profit consists of revenues less cost of services, which includes direct costs of servicing clients, including direct labor and related benefits and taxes, and direct production costs. Direct production costs include costs such as freelance and contract labor, filming, animation, editing, special effects, photography and illustrations, artwork, computer design and various related production services which are generally outsourced and reflect production done on traditional media as well as with new technologies and multimedia. For the quarter ended January 31, 2000, gross profit was $2.5 million, compared to $1.7 million for the quarter ended January 31, 1999, an increase of $0.8 million or 46%. As a percentage of revenue, gross profits increased from 21% of revenue during the quarter ended January 31, 1999 to 28% of revenue during the quarter ended January 31, 2000. The $0.8 million increase in gross profits is primarily due to improved margins on new work and increased efficiency of employees servicing the work. In the short term, margins are expected to deteriorate as a direct result of the cessation of the Hardee's contract. The margins are then expected to stabilize as certain other existing clients have increased their business with the Company.

General and administrative expenses include salaries and benefits of management, administrative services, recruiting expenses, space and facilities expenses, travel expenses related to general and administrative matters, depreciation, insurance, legal and accounting fees, management information system expenses and other corporate costs. General and administrative expenses increased to $3.9 million for the quarter ended January 31, 2000 from $3.4 million for the quarter ended January 31, 1999, an increase of $0.5 million or 15%. As a percentage of revenue, general and administrative expenses increased to approximately 44% for the fiscal year ended January 31, 2000, from approximately 42% for the prior year. This increase was primarily related to $1.3 million in increased costs at QLC and Eagle related to the growth in their business. Specifically, both subsidiaries increased capital expenditures for computers and the new building which resulted in higher depreciation expense (Note 12) than the prior year. Additionally, infrastructure and support services were added at these subsidiaries to support their revenue growth of 225% from the prior year quarter. These increases in expenses were offset by cost savings of $0.8 million at YAR (See note 8 regarding YAR restructuring), Leap Partnership and at corporate.

Interest income totaled approximately $180,000 and $81,000 for the quarters ended January 31, 2000 and 1999, respectively, and was generated from short-term US Treasury Notes, certificates of deposit and short-term Eurodollar currency investments. Interest income was offset in part by interest expense of approximately $163,000 and $101,000 for the quarters ended January 31, 2000 and 1999, respectively, resulting in net interest income of $17,000 and net interest expense of $20,000, respectively. The Company incurred interest expense on debt that totaled approximately $9.4 million and $5.1 million as of January 31, 2000 and 1999, respectively.

The Company's stated effective tax rates for the quarters ended January 31, 2000 and January 31, 1999, were (9.7%) and 0%, respectively. In the fourth quarter ended January 31, 2000, the Company recorded a tax benefit related to state income tax refunds due from the State of New York in the amount of $136,532. Otherwise, the Company's effective tax rate for the fiscal year ended January 31, 2000 would have been 0% due to the Company's use of previously reserved tax assets resulting from net operating losses. As of January 31, 2000, the Company has a deferred tax asset of approximately $8.4 million which begins to expire in fiscal year 2011. The Company has provided a full valuation reserve against the net deferred tax asset due to its limited operating history, recent operating losses, and the uncertainty regarding future operating results.


Fiscal Year Ended January 31, 2000 Compared to Fiscal Year Ended January 31,
1999

Revenues increased to $36.3 million for the fiscal year ended January 31, 2000 from $35.9 million for the fiscal year ended January 31, 1999, an increase of $.4 million, or 1%. This net increase resulted from a $12 million increase in new and existing business, offset by a decrease of $11.6 million stemming from the sale of the One World subsidiary and the AT&T account of YAR in October of 1998. The $12 million increase in revenue was primarily due to growth at Quantum Leap, which grew 152% over the prior year, and at The Leap Partnership, which also grew by approximately 50%. As described above and in Dependence on Key Clients and Projects below, in November 1999, Hardee's, a client representing 32% of the Company's revenue for the year ended January 31, 2000, notified the Leap Partnership that it was terminating its National Advertising Agency Agreement effective February 22, 2000. To replace the revenues, the Company has already been dedicating a greater amount of resources toward communications using the Internet. As compared to the fiscal year 1999, total Internet related revenues for the fiscal year 2000 have grown by 165%. Additionally, in January 2000, the Company announced the intent to acquire SPR Inc., an IT services company with resources to help support Internet development efforts and provide other technology services and solutions for clients. The acquisition, contingent upon stockholder approval, is expected to be completed during the second quarter ended July 31, 2000 (see Note 3 to the Consolidated Financial Statements).

For the fiscal year ended January 31, 2000, gross profit was $13.4 million, compared to $11.2 million for the fiscal year ended January 31, 1999, an increase of $2.1 million or 19%. As a percentage of revenue, gross profits increased from 31% of revenue during the fiscal year 1999 to 37% of revenue during the fiscal year ended January 31, 2000. The $2.1 million increase in gross profits includes an increase of $4.6 million primarily due to improved margins on new work and due to increased efficiency of employees servicing the business. The $4.6 million increase was offset in part by a decrease of $2.5 million in gross profits due primarily to the sale of One World and the AT&T account of YAR.

General and administrative expenses decreased to $14.1 million for the fiscal year ended January 31, 2000 from $15.3 million for the fiscal year ended January 31, 1999, a decrease of approximately $1.2 million or 8%. This decrease was primarily due to the sale of One World and restructuring efforts at YAR which together resulted in a decrease of approximately $4.7 million in general and administrative expenses from the prior year. Also, the Company has already reduced costs as a result of the cessation of the Hardee's contract. The decreases in expenses have been offset in part by increases in general and administrative expenses of approximately $4.3 million. These increases primarily relate to increased facilities costs and depreciation expense and additional professional services at the corporate level including costs associated with the Company's annual report and shareholder meeting and legal and accounting services. As a percentage of revenue, general and administrative expenses decreased to approximately 39% for the fiscal year ended January 31, 2000, from approximately 43% for the prior year.

During the prior year, in connection with the sale of One World and the AT&T account of YAR (the "Sale") to Young & Rubicam (see Note 3 to the Consolidated Financial Statements), the Company recorded the following non-recurring charges: a $1.8 million loss on the Sale; $9.3 million in losses related to impaired assets, including goodwill and other long-lived assets (see Note 8); and a $738,000 charge related to restructuring the remaining YAR business (see Note
8). During the prior year, the Company also recorded the following non-recurring items: (i) approximately a $3.4 million reserve against the Company's previously recorded deferred tax assets (see Note 14) and (ii) a $1.2 million gain on the sale of the Los Angeles office building (Note 5).

Interest income totaled approximately $790,000 and $378,000 for the years ended January 31, 2000 and 1999, respectively, and, was generated from short-term US Treasury Notes, certificates of deposit and short-term Eurodollar currency investments. Interest income was offset in part by interest expense of approximately $469,000 and $544,000 for the fiscal years ended January 31, 2000 and 1999, respectively, resulting in net interest income of $321,000 and net interest expense of $166,000, respectively. The Company incurred interest expense on debt that totaled approximately $9.4 million and $5.1 million as of January 31, 2000 and 1999, respectively.

The Company's stated effective tax rates for the fiscal years ended January 31, 2000 and January 31, 1999, were (30.5%) and 22.7%, respectively. In the fourth quarter ended January 31, 2000, the Company recorded a tax benefit related to state income tax refunds due from the State of New York in the amount of $136,532. Otherwise, the Company's effective tax rate for the fiscal year ended January 31, 2000 would have been 0% due to the Company's use of previously reserved tax assets resulting from net operating losses. As of January 31, 2000, the Company has a deferred tax asset of approximately $8.4 million which begins to expire in fiscal year 2011. The Company has provided a full valuation reserve against the net deferred tax asset due to its limited operating history, recent operating losses, and the uncertainty regarding future operating results.


Fiscal Year Ended January 31, 1999 Compared to Fiscal Year Ended January 31,
1998

Revenues increased to $35.9 million for the fiscal year ended January 31, 1999 from $30.7 million for the fiscal year ended January 31, 1998, an increase of $5.3 million, or 17%. The increase is due to the five additional months of revenue from One World, which contributed approximately $5.1 million of additional revenue over the prior fiscal year. There was also a $5.1 million increase in revenue due to new account wins and growth in existing client business, which was offset by YAR which had a $4.9 million decrease in revenue due to the transfer of the AT&T account to another agency (see Note 3).

Gross profit increased $2.8 million or 33% during the fiscal year ended January 31, 1999. As a percentage of revenue, gross profits increased from 28% to 31% of revenue from fiscal year ended January 31, 1998 to the fiscal year ended January 31, 1999. The $2.8 million increase stems from an increase of $4.7 million in gross profits from new and existing business, an $832,000 net increase from the inclusion of One World for a greater length of time during fiscal year 1999, which was offset by a decrease of $2.6 million in gross profits at YAR due to the sale of the AT&T account of YAR.

General and administrative expenses decreased to $15.3 million for the fiscal year ended January 31, 1999 from $17.1 million for the fiscal year ended January 31, 1998, a decrease of approximately $1.7 million, or 10%. The decrease is primarily due to the prior restructuring efforts which resulted in a reduction of $3.4 million in costs including primarily salary reductions and related costs at Leap Partnership, offset by the addition of $1.3 million of One World's expenses and an increase of $0.4 million of primarily corporate legal and accounting services.

As described above and in the Notes to the Financial Statements, the Company recorded a pretax charge of approximately $738,000 related to the restructuring of YAR during the third quarter of the fiscal year 1999. Also, as a result of the transfer of the AT&T account to another agency and due to the YAR restructuring, the Company recognized impairment losses of approximately $7.0 million for goodwill and $1.5 million for property and equipment. In total, $9.3 million of impaired assets, including approximately $742,000 of unamortized capitalized software costs (see Note 8), were expensed during the third quarter of the fiscal year ended January 31, 1999.

Other income and expense includes interest income of $378,000 and a $1.2 million gain on the sale of The Leap Partnership's Los Angeles office building offset by interest expense of $544,000 and a $1.8 million loss on the sale of various assets of One World and YAR (see Note 3).

The combined effective federal and state income tax rates were 22.7% and (38.5%) for fiscal 1999 and 1998, respectively. During the third quarter of fiscal 1999, the Company provided a valuation reserve against the $3.3 million of recorded deferred tax assets primarily as a result of the transfer of the AT&T account to another agency and the YAR restructuring. As of January 31, 1999, the Company has available net operating loss carryforwards of approximately $11.8 million for tax purposes to offset future taxable income. These net operating loss carryforwards begin to expire in fiscal year 2011.

Fiscal Year Ended January 31, 1998 Compared to Fiscal Year Ended January 31,
1997

Revenues increased to $30.7 million for fiscal 1998 from $16.1 million for the fiscal year ended January 31, 1997, an increase of $14.6 million, or 91%. The increase is primarily due to the addition of YAR revenues of approximately $16.9 million for the ten months since the acquisition and the addition of One World revenues of approximately $2.6 million for the three months since the acquisition. The increases were offset by a $4.9 million decrease in revenues from The Leap Partnership during the year which was primarily due to the loss of two key clients and decreased spending levels over the prior year.

Gross profit increased $3.0 million or by 55% during the fiscal year ended January 31, 1998. In the fiscal year ended January 31, 1997, there was only one operating subsidiary; by the end of fiscal year 1998, there were four. The new subsidiaries contributed a total of $9 million in gross profits offset by a decrease of $5.7 million in gross profits at Leap Partnership. The Company took aggressive steps to contain costs at Leap Partnership and announced a restructuring program in the third quarter of the fiscal year ended January 31, 1998, described below. As a percentage of revenue, gross profits decreased from 34% to 28% of revenue from fiscal year ended January 31, 1997 to the fiscal year ended January 31, 1998.

General and administrative expenses increased to $17.1 million for the fiscal year ended January 31, 1998 from $4 million for the fiscal year ended January 31, 1997, an increase of $13.0 million or 328%. The increase is primarily due to additional general and administrative expenses of $4.0 million incurred by The Leap Partnership and Quantum Leap to support the Company's growth activities through increased occupancy costs, depreciation, amortization and approximately $1.7 million in corporate expenses related to the Company being a public entity for the full fiscal year. The balance of fiscal 1998's increase was attributable to acquisition expenses and to the addition of YAR's general and administrative expenses of $7.0 million for ten months since its acquisition and to the addition of One World's general and administrative expenses of $704,000 for three months since its acquisition.

During the fiscal year January 31, 1998, approximately $770,000 in net restructuring expenses was recorded primarily for employee termination and severance costs and other related expenses, including legal fees. During the last two quarters of fiscal 1998, the Company reduced salaries and wages throughout the Company by working to eliminate redundancies within the Company, by reducing executive compensation and by decreasing Leap Partnership's staff by approximately 40%.

Interest income totaled approximately $1,313,000 and $619,000 for the fiscal year ended January 31, 1998 and the fiscal year ended January 31, 1997, respectively. The interest income was offset by interest expense of $1,044,000 in fiscal 1998, and $163,000 in fiscal 1997, resulting in net interest income of $269,000 and $456,000 for the respective periods. As a result of the Company's initial public offering in late September 1996, the Company raised $35.7 million in cash, net of related costs. The proceeds were invested in short-term U.S. Treasury Notes and Bills, a certificate of deposit and a money market fund for the remaining four months of the 1997 fiscal year. The increase in interest income during fiscal 1998 was primarily the result of the offering proceeds earning interest income for a longer period. The increase in interest expense during fiscal 1998 was primarily due to the cost of borrowed funds related to the acquisition of YAR in April 1997. On September 30, 1997, the Company retired $23.3 million of notes payable to a bank related to the acquisition of YAR. Also, interest expense increased during the fourth quarter fiscal 1998, primarily as a result of financing the acquisition of One World through a bank line of credit in the amount of $1.3 million in November 1997. Interest expense during the year resulted from financing related to real estate and other capital expenditures and daily working capital requirements.

The combined effective federal and state income tax rates were (38.5%) and 29.1% for the fiscal years 1998 and 1997, respectively. The higher effective tax in the fiscal year ended January 31, 1998 was due to higher local tax rates. Due to the net operating loss in fiscal 1998, the Company recognized $3.5 million in net operating loss tax benefits compared to the $536,000 income tax expense recorded in fiscal 1997. As of January 31, 1997, the Company's balance of net operating losses was approximately $112,000. As of January 31, 1998, the net operating losses were approximately $6.6 million for federal purposes and $8.7 million for state purposes. At January 31, 1998, no valuation reserve was provided against deferred tax assets since, in management's opinion, at that time, it was more likely than not that those tax assets would be realized based on available tax operating loss carrybacks, expected reversals of taxable temporary differences, and estimates of future taxable income.

LIQUIDITY & CAPITAL RESOURCES

Since its inception, the Company has primarily financed its operations and investments in property and equipment through cash generated from bank borrowings and equipment leases, proceeds from the IPO, loans from a former officer of the Company and from cash generated from operations.

At January 31, 2000 the Company had $18.3 million of working capital, inclusive of $15.7 million in cash and cash equivalents, compared to working capital of $11.6 at January 31, 1999. Cash and cash equivalents increased $1.6 million and $6.9 million during fiscal year 2000 and 1999, respectively.

In fiscal 2000, the $1.6 million increase in cash was primarily due to $2.6 million in proceeds from the exercise of stock options and $4.6 million in increased borrowings ($3.2 increase in the line of credit and a new $1.4 million mortgage payable) which were used to finance capital expenditures related to the new building of $4.3 million and computer software and hardware investments of $1.0 million.

In fiscal 1999, there was a net loss of $18.3 million which primarily consisted of non-cash charges of approximately $16.8 million, including a) the impairment losses on long-term assets (Note 8), b) the establishment of a valuation reserve against deferred income taxes (Note 14), c) depreciation and amortization and d) the loss on the sale of One World. After deducting the non-cash charges and adding in cash used in and provided from investing and financing activities, total cash increased $6.9 million in fiscal 1999 primarily due to: (1) the $5.3 million in proceeds from the sale of various assets of One World and the transfer of the YAR AT&T account to another agency; (2) the $3.5 million of cash generated from the sale of the Los Angeles building; (3) the $2.7 million in net cash after related expenses that the Company received from an escrow settlement related to the YAR acquisition; (4) the $1.8 million repayment of a loan from a strategic partner, Vivid Publishing, Inc.; and (5) the $1 million in proceeds from the exercise of the Company's stock options. The increases were offset by
(i) a $3.3 million retirement of a mortgage on the Los Angeles building and other Company debt; (ii) approximately $1.2 million in capital expenditures for property and software development costs and, (iii) $2.9 million of cash used in operations.

On November 10, 1999, the Company obtained a new $15 million secured two-year revolving line of credit from American National Bank, which replaced an existing $10 million line of credit. The new line of credit matures on November 10, 2001, and bears interest at a variable rate of 1.5% above the bank's highest CD rate. In addition, there is an unused facility fee of ten basis points per year on the average amount of the unused facility. The line of credit agreement requires the Company to maintain certain minimum levels of working capital, net worth, and liquidity. Borrowings are collateralized by substantially all the assets of the Company. As of January 31, 2000, the interest rate was 6.9% and the outstanding balance on this line of credit was $7.3 million.

On July 2, 1999, Quantum Leap entered into contracts to purchase a 35,000 square foot building in Chicago for $2.8 million. The purchase of the building is scheduled to occur in three phases. As of January 31, 2000, the first and second portions of the building were purchased for $1.8 million. The final phase of the purchase is scheduled to occur no later than October 2000, when the remaining portion of the building is expected to be purchased for $1.0 million. On September 28, 1999, Quantum Leap entered into a contract to remodel the building. The remodeling is scheduled to be completed during April 2000 and the cost is approximately $2 million. As of January 31, 2000, there is approximately $600,000 of costs remaining on this contract to be incurred through April 2000.

On June 29, 1999, the Company obtained a $2.2 million multi-draw mortgage which is secured by substantially all the assets of the Company as the mortgage is cross-collateralized with the line of credit described above. The five-year balloon note bears interest at a fixed rate of 8.5%. The loan payments had been interest only until the completion of the second phase of the building purchase. As of January 31, 2000, the second phase of the building has been purchased so that the loan converts to a 20-year amortization schedule. As of January 31, 2000, the outstanding balance on this loan was $1.4 million resulting in monthly principal and interest payments of $12,497 through October 2000. The final phase of the purchase is scheduled to occur no later than October 2000 and the Company plans to finance an additional $800,000 under this loan. The monthly principal and interest payment will increase to $19,440 at that time and will be payable monthly through the maturity date of May 31, 2004.

On October 22, 1998, the Company received $5.3 million in cash from the sale of various assets of the One World subsidiary and the transfer of the YAR AT&T account to another agency (See Note 3). Additional consideration of $1.1 million was received on April 13, 1999.

On April 30, 1998, in connection with the YAR acquisition, the Company received $3 million in cash before related expenses, due to the release of escrowed funds. The funds reduced the purchase price of the acquisition and the amount of recorded goodwill.

The Company believes that the existing credit facilities and funds from operations will be sufficient to meet the Company's cash requirements for at least the next twelve months. The Company's capital requirements will depend on numerous factors, including the rates at which the Company grows, expands its personnel and infrastructure to accommodate growth and invests in new technologies. The Company has various ongoing needs for capital, including working capital for operations, project development costs and capital expenditures to maintain and expand its operations. In addition, as part of its strategy, the Company evaluates potential acquisitions of, or alliances with, businesses that extend or complement the Company's business. The Company may in the future consummate acquisitions or alliances which may require the Company to make additional capital expenditures, and such expenditures may be significant. Future acquisitions and alliances may be funded with available cash from seller financing, institutional financing, issuance of common stock of the Company and/or additional equity or debt offerings. There can be no assurance that the Company will be able to raise any additional required capital on favorable terms, or at all.


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


Dependence on Key Clients and Projects

An important part of the Company's strategy is to develop in-depth, long-term relationships with a select group of clients in a variety of industries. Consistent with such a strategy, a large portion of the Company's revenues has been, and is expected to continue to be, concentrated among a relatively limited number of nationally recognized clients. For the fiscal year ended January 31, 2000 one client, Hardee's Food Systems, accounted for 32% of consolidated revenues. However, on November 23, 1999, the Company was informed by Hardees that it was terminating its National Advertising Agency Agreement effective February 22, 2000. For the year ended January 31, 1999, two clients accounted for 24.2% and 13.1% of consolidated revenues. For the year ended January 31, 1998, one client accounted for 36.3% of consolidated revenues.

Due to the nature of the advertising business, any of the Company's clients could at any time in the future, and for any reason, reduce its budget, alter the timing of projects, engage another entity or take in-house all or part of the business performed by the Company. Even though the Company has taken steps to add new clients, diversify its client base, negotiate a greater percentage of retainer and time and material arrangements with clients, these steps may not fully mitigate the impact that the loss of any significant account may have on the Company's operations.

Management believes that the loss of key clients and varying effects of seasonality, as described above, could also have an adverse impact on the Company's business, results of operations and financial condition, particularly in the short term.


Year 2000

During 1999, the Company's Year 2000 Task Force completed an inventory of the hardware and software used in its operations and identified only non-material Year 2000 issues and has remedied them at little cost. To date, the

Company has not experienced any Year 2000 related business interruptions, including its ability to process transactions, send or receive email messages or invoices or engage in normal business activities.

Additionally, the Company has been communicating with significant vendors and other critical service providers to determine if such parties are Year 2000 compliant and to determine the extent of the Company's vulnerability to the failure of such parties to remedy such issues. Based upon the responses that the Company has received from these third parties, no material Year 2000 issues have been identified. The Company will continue to engage in an ongoing Year 2000 assessment but has not yet identified any Year 2000 issues and does not expect the impact of the Year 2000 to have a material adverse impact on the Company's business or results of operations. However, no assurances can be given that any unanticipated or undiscovered Year 2000 compliance problems will not have a material adverse effect on the Company's business and results of operations. In addition, there can be no assurance that Year 2000 non-compliance by any of the Company's clients or significant suppliers or vendors will not have a material adverse effect on the Company's business or results of operations.


Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Company anticipates that the adoption of SFAS No. 133 will not have a significant effect on the results or operations or the financial condition of the Company. In July, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB statement No. 133", which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.


Note Regarding Forward-Looking Statements

This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. When used in this report, words such as "anticipates," "believes," "continues," "estimates," "expects," "goal," "may," "opportunity," "plans," "potential," "projects," "will," and similar expressions as they relate to the Company or its Management are intended to identify such forward-looking statements. A number of important factors could cause the Company's actual results, performance or achievements for fiscal 2001 and beyond to differ materially from that expressed in such forward-looking statements. These factors are set forth in the Company's Registration Statement on Form S-1 (File No. 333-05051) under the heading "Risk Factors" and also include, without limitation, material changes in economic conditions in the markets served by the Company's clients; changes in government regulation and legal uncertainties; competition in the Company's industry; uncertainties relating to the developing market for new media; changing technologies and Year 2000 compliance issues; any inability to meet expectations in the performance of services which could lead to claims or liabilities; seasonality; costs and uncertainties relating to establishing new offices and bringing new or existing offices to profitability; any inability of the Company to raise additional financing in the future on favorable terms, or at all; potential adverse effects of litigation; the Company's dependence on key personnel and vendors; the Company's dependence on key clients and projects (as discussed further above under "Dependence on Key Clients and Projects"); the Company's ability to mange growth effectively, and possible continued volatility and wide fluctuations in the price of the Company's stock. While the Company reduced certain expenses in fiscal 1999 and 2000, as the Company works to grow and expand the business, management will need to increase expenses to expand operations. Management will continue to assess its overall cost structure in relation to existing and anticipated revenues. Due to the nature of client contracts, which are difficult to forecast precisely or for any extended period of time, if the Company experiences declines in client demand, or if significant expenses precede or are not immediately followed by increased revenues, the results of operations and financial condition may suffer.


Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rate fluctuations on investments and debt.

As of January 31, 2000, the Company has $12.7 million invested in certificates of deposit and other short-term interest bearing accounts. The Company predominantly invests in instruments that are highly liquid, are of investment grade and generally have maturities of less than one year. The Company does not hold and has not issued derivative financial instruments for speculation or trading purposes.

As of January 31, 2000, the Company had an outstanding balance of approximately $7.3 million on its $15 million line of credit from American National Bank. The outstanding balance bears interest at a variable rate of 1.5% above the bank's highest certificates of deposit rate, which as of January 31, 2000, was 6.9%.

As of January 31, 2000, the Company has two mortgage loans. One has an 8.5% fixed interest rate, an outstanding balance of $1.4 million, and matures in May 2004. The other has a 9% fixed interest rate, an outstanding balance of $.6 million as of January 31, 2000, and was paid in full as of March 3, 2000 (see
Note 5 to the Consolidated Financial Statements).

In March 1999, one of the Company's subsidiaries received stock from a client in exchange for services. The stock value appreciated by approximately $59,000 through January 31, 2000 (see balance sheet and Note 4 to the Consolidated Financial Statements). However, the value of the equity securities may fluctuate based on the volatility of the client's stock price and other general market conditions. To mitigate the market risk on the equity securities, the stock has been classified as "available for sale" as Management anticipates selling the stock within the next year at a time when a gain may be recorded.

Item 8.    Financial Statements and Supplementary Data



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Arthur Andersen LLP, Independent Public Accountants         20

Consolidated Balance Sheets as of January 31, 2000 and 1999           21

Consolidated Statements of Operations for the Fiscal Years Ended
January 31, 2000, 1999, and 1998                                      23

Consolidated Statements of Stockholders' Equity for the Fiscal Years
Ended January 31, 2000, 1999, and 1998                                24

Consolidated Statements of Cash Flows for the Fiscal Years Ended
January 31, 2000, 1999, and 1998                                      25

Notes to Consolidated Financial Statements                            26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Leapnet, Inc.:

We have audited the accompanying consolidated balance sheets of Leapnet, Inc. (a Delaware corporation) and subsidiaries as of January 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Leapnet, Inc. and subsidiaries as of January 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States.





ARTHUR ANDERSEN LLP

Chicago, Illinois
March 13, 2000

Leapnet, Inc. and Subsidiaries
Consolidated Balance Sheets


                                                                                     January 31,
                                                                                     ----------
                                                                           2000                     1999
                                                                      -------------------------------------
           ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                          $15,651,826            $14,076,379
      Short-term investment                                                  385,816                -
      Accounts receivable (net of allowance of
           $636,672 and $470,750, respectively)                            6,150,568              6,433,214
      Costs in excess of billings (net of allowance of
           $46,731 and $10,374, respectively)                                566,922                339,907
      Building held for sale                                                 579,799                -
      Prepaid expenses                                                       310,644                262,970
      Other current assets                                                   425,890                  -
                                                                      --------------         --------------
           Total current assets                                           24,071,465             21,112,470

PROPERTY AND EQUIPMENT
      Land                                                                   720,000                158,921
      Building and building improvements                                   2,671,153                493,473
      Leasehold improvements                                                 745,161                716,656
      Computer equipment                                                   1,914,476              1,172,305
      Furniture and equipment                                              1,490,250                853,517
                                                                      --------------         --------------
                                                                           7,541,040              3,394,872
      Less accumulated depreciation                                       (1,957,144)              (910,811)
                                                                      ---------------        ---------------
           Net property and equipment                                      5,583,896              2,484,061

OTHER ASSETS
      Other assets                                                           680,439                136,839
                                                                      --------------         --------------
           Total other assets                                                680,439                136,839

TOTAL ASSETS                                                             $30,335,800            $23,733,370
                                                                      ==============         ===============


The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                                                                        January 31,
                                                               ------------------------------
                                                                   2000              1999
                                                               ------------------------------
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                         $  3,447,266      $  2,652,819
      Accrued expenses                                            1,234,708           886,346
      Accrued restructuring costs                                         -           234,378

      Billings in excess of costs                                   377,514         1,331,279
      Notes payable                                                       -         4,073,000
      Current portion of long-term debt                             722,291           360,776
                                                               ------------      ------------
           Total current liabilities                              5,781,779         9,538,598

LONG-TERM LIABILITIES
      Notes payable                                               7,312,892                 -
      Mortgage payable                                            1,401,811           653,280
      Capital lease obligations                                           -            52,908
                                                               ------------      ------------
           Total long-term liabilities                            8,714,703           706,188

           Total liabilities                                   $ 14,496,482      $ 10,244,786
                                                               ------------      ------------

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS' EQUITY
      Preferred stock, $.01 par value; 20,000,000 shares
           authorized, no shares issued or outstanding                    -                 -
      Common stock, $.01 par value; 100,000,000 shares
           authorized, 14,807,883 and 14,131,785 shares
           issued and outstanding as of January 31, 2000
           and 1999, respectively                                   148,079           141,318
      Accumulated other comprehensive income (Note 4)                59,736                 -

      Additional paid in capital                                 39,162,025        36,566,638
      Retained earnings (accumulated deficit)                   (23,379,392)      (23,068,242)
      Less cost of common stock held in treasury (50,000
           shares as of January 31, 2000 and 1999)                 (151,130)         (151,130)
                                                               ------------      ------------

           Total stockholders' equity                          $ 15,839,318      $ 13,488,584
                                                               ------------      ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 30,335,800      $ 23,733,370
                                                               ============      ============

The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

Leapnet, Inc. and Subsidiaries
Consolidated Statements of Operations

                                                                             FISCAL YEAR ENDED JANUARY 31,
                                                               ---------------------------------------------------------------
                                                                      2000                    1999                   1998
                                                               ----------------         ---------------         --------------
Revenues                                                            $36,308,951             $35,919,554            $30,660,039

   Cost of services                                                  22,944,383              24,685,527             22,228,528
                                                                 --------------         ---------------        ---------------
      Gross profit                                                   13,364,568              11,234,027              8,431,511
  Other expenses:
      General and administrative expenses                            14,133,630              15,308,093             17,054,409
      Impairment of long-lived assets                                   -                     9,311,556                     -
      Restructuring expenses                                            -                       738,494                767,323
                                                                 --------------         ---------------        ---------------
  Total other expenses                                               14,133,630              25,358,143             17,821,732

Operating loss                                                         (769,062)            (14,124,116)            (9,390,221)

      Loss on divestitures                                               -                   (1,802,306)                -

      Gain on sale of building                                           -                    1,154,588                 -

      Net interest income/(expense)                                     321,380                (165,863)               269,024
                                                                 --------------         ---------------        ---------------
Loss before income taxes                                               (447,682)            (14,937,697)            (9,121,197)
      Income tax benefit/(expense)                                      136,532              (3,385,056)             3,510,365
                                                                 --------------         ---------------        ---------------

Net loss                                                          ($    311,150)           ($18,322,753)          ($ 5,610,832)
                                                                 ==============         ===============        ===============


Net loss per share
      Basic                                                        $      (0.02)            $      (1.34)         $      (0.41)

      Diluted                                                      $      (0.02)            $      (1.34)         $      (0.41)


The accompanying notes to the consolidated financial statements are an integral part of these statements.

Leapnet, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity


                                                                             Retained                   Accumulated      Total
                                        Common Stock           Additional     Earnings/                    Other      Stockholders'
                                  ---------------------------   Paid-In     (Accumulated    Treasury    Comprehensive   Equity/
                                     Shares      Amount         Capital       Deficit)      Shares         Income       (Deficit)
===================================================================================================================================
Balance as of January 31, 1997    13,600,000     $136,000     $35,581,344       $865,343         -             -      $36,582,687
=================================================================================================================================
Direct offering expenses                                          (45,545)                                                (45,545)
Issuance of additional shares:
  Stock option exercises              14,667          147          43,854                                                  44,001
  Stock purchase plan purchase        22,199          222          21,311                                                  21,533

Repurchase of shares                                                                        (151,130)                    (151,130)

Net loss                                                                      (5,610,832)                               (5,610,832)
----------------------------------------------------------------------------------------------------------------------------------
Balance as of January 31, 1998    13,636,866     $136,369     $35,600,964    ($4,745,489)  ($151,130)            -     $30,840,714
==================================================================================================================================

Issuance of additional shares:
  Stock option exercises             433,920        4,340         901,890                                                  906,230
  Stock purchase plan purchase        60,999          609          63,784                                                   64,393

Net loss                                                                     (18,322,753)                              (18,322,753)
----------------------------------------------------------------------------------------------------------------------------------
Balance as of January 31, 1999    14,131,785     $141,318     $36,566,638   ($23,068,242)   ($151,130)            -    $13,488,584
==================================================================================================================================

Issuance of additional shares:
  Stock option exercises             647,583        6,476       2,538,927                                                2,545,403
  Stock purchase plan purchase        28,515          285          56,460                                                   56,745

Net loss                                                                        (311,150)                                 (311,150)

Other Comprehensive Income--
     Unrealized Gain on
     Investment (Note 4)                                                                                     59,736         59,736
                                                                                                                          --------

Total Other
Comprehensive Income                                                                                                     ($251,414)
==================================================================================================================================
Balance as of January 31, 2000    14,807,883     $148,079     $39,162,025   ($23,379,392)   ($151,130)      $59,736    $15,839,318
==================================================================================================================================

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Leapnet, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                               FISCAL YEAR ENDED JANUARY 31,
                                                                 -----------------------------------------------------------
                                                                        2000                1999                  1998
                                                                 -----------------   -------------------   -----------------
Cash flows from operating activities:
Net loss                                                             ($311,150)          ($18,322,753)         ($5,610,832)
Adjustments to reconcile net income to net
cash provided by operating activities:
           Depreciation and amortization                             1,211,676              2,774,680            2,173,733
           Deferred income taxes                                        -                   2,960,061           (3,189,765)
           Loss on divestitures                                         -                   1,802,306               -
           Gain on sale of building                                     -                  (1,154,588)              -
           Impairments of long-term assets                              -                   9,239,814               -
      Changes in operating assets and liabilities:
           Accounts receivable                                         (43,434)            (2,064,014)           1,895,750
           Costs in excess of billings                                (227,015)               141,196              181,158
           Prepaid expenses                                            (47,674)               (13,767)             (40,367)
           Other current assets                                       (425,890)               320,000             (320,000)

           Other assets                                               (162,605)                 6,600               93,092
           Accounts payable                                            794,447               (247,165)           2,592,916
           Accrued expenses                                            348,362              1,088,773             (502,702)
           Accrued restructuring expenses                             (234,378)              (395,622)             630,000

           Billings in excess of costs                                (953,765)               936,519             (129,504)
--------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                    (51,426)            (2,927,960)          (2,226,521)

Cash flows from investing activities:
      Acquisitions, net of cash                                         -                       -              (24,057,470)

      Proceeds from business divestitures                               -                   5,300,000              -
      Receipt of escrow monies in connection with YAR                   -                   2,725,186              -
      Proceeds from sale of LA building                                 -                   3,476,277              -
      Capital expenditures                                          (4,725,967)            (1,028,182)          (1,891,636)
      Capitalized software development costs                          (546,338)              (211,485)            (531,569)
      Repayment/(issuance) of notes receivable                          -                   1,819,770           (1,819,770)
--------------------------------------------------------------------------------------------------------------------------
Net cash (used in)/provided by investing activities                 (5,272,305)            12,081,566          (28,300,445)

Cash flows from financing activities:
      Net proceeds from issuance of common stock                     2,602,148                970,623               19,989

      Payments for treasury stock                                      -                        -                 (151,130)
      Net borrowings/(repayments) on:
           Notes payable                                             3,239,892             (2,140,478)           5,648,000
           Mortgage payable                                          1,427,166               (746,720)                   -
           Capital lease obligations                                  (370,028)              (374,913)             (88,381)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by/(used in) financing activities                  6,899,178             (2,291,488)           5,428,478

Net increase/(decrease) in cash and cash equivalents                 1,575,447              6,862,118          (25,098,488)
Cash and cash equivalents, beginning of period                      14,076,379              7,214,261           32,312,749
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                           $15,651,826            $14,076,379          $ 7,214,261
                                                                   ===========            ===========          ===========

Supplementary disclosure of cash paid during the period:
      Interest paid                                                $   457,480            $   543,224          $   999,316
      Income taxes paid                                                -                      305,829               15,063
Supplementary disclosure of noncash investing and
financing activities:
      Property purchased and financed with notes payable               -                      -                  1,965,478
      Securities received from client for services rendered,
           stated at fair market value                                 385,816                -                     -

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Leapnet, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements


NOTE 1  DESCRIPTION OF BUSINESS

Leapnet, Inc. ("Leapnet" or "the Company" and formerly The Leap Group, Inc.) develops creative solutions for the wired world. Its main area of business is corporate communication services which includes Internet consulting and development, globalization services and advertising. On April 9, 1999, the Company changed its name from The Leap Group, Inc. to Leapnet, Inc. to reflect its stronger emphasis on corporate communication services using the Internet as reflected by the Company's increased work using this medium and due to the growing demand for Internet related services from existing and new clients.

In December 1996, the Company formed a new wholly owned subsidiary, Quantum Leap Communications, Inc. ("QLC"or "Quantum Leap"), a Delaware corporation. QLC is focused on the development of large-scale Internet-based business solutions and the creation of strategic brand advertising and marketing executed primarily on the Internet.

In April 1997, the Company acquired YAR Communications, Inc. ("YAR") and in November 1997, the Company formed One World Communications, Inc. and acquired various assets of Kang & Lee Advertising, Inc. and K&L West Advertising, Inc. (jointly referred to as "One World" or "Kang & Lee"). Both business combinations were accounted for using the purchase accounting method. In accordance with the purchase accounting method, YAR's and One World's results have been included within the Company's results since their respective acquisition dates of April 1, 1997 and November 1, 1997. In October 1998, the Company sold various assets of One World and transferred the AT&T account of YAR to another agency, as further described in Note 3. Due to the sale of the various assets of One World, One World's results have only been included through the effective closing date of September 30, 1998.

On April 9, 1999, the former parent company, The Leap Group, Inc., merged with and into Leapnet, Inc., which was a newly created, wholly owned subsidiary of The Leap Group, Inc. The Leap Group, Inc. had been incorporated in Delaware in March 1996 to act as the parent company for The Leap Partnership, Inc. ("Leap Partnership"), an Illinois corporation established in September 1993.

In November 1999, the Company established Eagle Technology Partners, Inc. ("Eagle"), a Delaware corporation. Eagle is an e-business consulting services company.


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

Short-Term Investment
The Company accounts for equity investments using SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, management determines the proper classifications of investments at the time of receipt and reevaluates such designations as of each balance sheet date.

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

Research and Development Costs
Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software are capitalized until technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based upon anticipated future revenues and changes in hardware and software technologies. Costs that may be capitalized include contracted outside labor, direct labor and related overhead.

Amortization of capitalized software development costs begins when the product is ready for use. Amortization is provided on a product-by-product basis using the straight-line method over periods not exceeding three years. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately.

Revenue Recognition
Revenue from retainers is recognized over the period in which services are rendered. Revenue from time and materials based billings is recognized as services are performed based on actual hours incurred at a markup. Revenue from fixed fee arrangements is recognized as services are performed using the percentage-of-completion method. Provisions for estimated losses on uncompleted contracts are assessed on a contract by contract basis and are recognized in the period in which such losses are determined. Revenues from production services are recognized as the services are completed. Commissions earned from fees based upon third-party media placements are recognized as revenues when the Company-created materials appear on various media in accordance with industry practice. Costs in excess of billings include unbilled costs which are expensed as cost of services as services are rendered and billed. Billings in excess of costs, or deferred revenue, include billings made in advance of services performed.

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

While the Company typically enters into written agreements with its clients, at times it performs services prior to the execution of such agreements, and written contracts are typically terminable by either party on short notice, often 90 days or less. Management considers the relationships with existing clients to be good; however, the loss of any one or more of the Company's significant clients could have a materially adverse effect on the Company's business, financial condition and results of operations.

For the year ended January 31, 2000, one client accounted for 31.7% of consolidated revenues. For the year ended January 31, 1999, two clients accounted for 24.2% and 13.1% of consolidated revenues. For the year ended January 31, 1998, one client accounted for 36.3% of consolidated revenues.

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

Per Share Data
In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 changed the methodology of calculating earnings per share and requires the disclosure of basic earnings per share and diluted earnings per share. The calculation of basic earnings per share excludes dilutive common stock equivalents and convertible securities (such as stock options, warrants and convertible preferred stock) which are included in the diluted earnings per share calculation under the treasury method. The Company adopted SFAS No. 128 in fiscal 1998 and has retroactively restated all periods presented. The weighted average number of common shares used in determining basic and diluted Earnings Per Share ("EPS") attributable to common stockholders for the years ended January 31, 2000, 1999 and 1998 is as follows (in thousands):

       For the years ended January 31,             2000      1999     1998
       ---------------------------------------------------------------------

       Shares used in Basic EPS calculation        14,256    13,688   13,615
            Common Stock Equivalents                    -         -        -
                                                ---------  --------  -------
       Diluted EPS calculation                     14,256    13,688   13,615

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

Comprehensive Income
In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. In fiscal 2000, in addition to a net loss, the Company recorded other comprehensive income resulting from an unrealized gain on investment of $59,736.

Segment Reporting
The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 established standards for public business enterprises reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company's primarily U.S. based businesses operate within the corporate communication services segment. The businesses exhibit similar economic characteristics and are focused to create effective brand communications to build clients' businesses.

Recently Issued Accounting Standards

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 31, 1998. The adoption of SOP 98-1 did not have a material effect on the Company's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Company anticipates that the adoption of SFAS No. 133 will not have a significant effect on the results of operations or financial condition of the Company. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB statement No. 133", which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement is effective for the Company beginning February 1, 2001.

Reclassifications
The historical statement of operations information of the Company for the three years ended January 31, 2000 has been reclassified to conform with the financial presentation of companies within the Internet services industry. Such classifications primarily included allocating the Company's salaries and related expenses into either cost of services for billable employees or to general and administrative expenses for non-billable employees. Additionally, certain amounts as previously reported have been reclassified to conform with current year classifications.


NOTE 3 - ACQUISITIONS AND DIVESTITURES

Acquisition of SPR Inc.
-----------------------
On January 27, 2000, the Company executed a definitive agreement to whereby Brassie Corporation, a wholly owned subsidiary of the Company would be merged with and into SPR Inc. ("SPR"), a company that provides IT consulting and project-based services focused on maximizing the value of existing systems. Pursuant to this merger, each share of SPR stock will be converted into approximately 1.085 shares of Leapnet stock. The merger is planned to be effected on a tax-free basis to stockholders. This transaction, contingent upon shareholder approval, is expected to be completed in mid-year 2000.

The acquisition will be accounted for using the purchase method of accounting, and accordingly, the purchase price will be allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired will be recorded as goodwill and amortized over a 3 year period.

The following summary, prepared on a pro forma basis, combines the Company's results for the fiscal year ended January 31, 2000 with SPR's results for their fiscal year ended December 31, 1999. The shares used in the per share computation reflect the weighted average number of shares outstanding as of year-end adjusted to give effect for the shares to be issued in connection with the merger as if the shares were issued at the beginning of the periods presented.

     Pro Forma Summary                      FISCAL YEAR ENDED JANUARY 31, 2000
     -------------------------------------------------------------------------

     Revenues                                                  $94,413,234
     Net Income                                                    $42,779
     Net Income per Share                                           $0.00
     Shares used in per share computation                       28,769,000

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented. In addition, they are not intended to be a projection of future results or do they incorporate or assume any benefits from cost savings or synergies that the combined company may realize after the merger.

Divestiture of One World Communications, Inc. and AT&T account of YAR
---------------------------------------------------------------------
Communications, Inc.
--------------------
On October 22, 1998, the Company closed on the sale of various assets of its One World subsidiary and the transfer of the AT&T account of YAR Communications, Inc. to Young & Rubicam, Inc. This transaction resulted in a combined pretax loss of $1.8 million, which reflects the sale of various assets of the One World subsidiary and approximately $6.5 million of YAR goodwill related to the AT&T account. As consideration for the sale, the Company received $5.3 million on October 22, 1998, and received $1.1 million on April 13, 1999.


NOTE 4 - SHORT TERM INVESTMENTS

As of January 31, 2000, all securities covered by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, were designated as available for sale. Accordingly, these equity securities are stated at fair value of $385,816 on the balance sheet with comprehensive income resulting from an unrealized gain of $59,736 which is reported as a separate component of stockholders' equity.


NOTE 5   BUILDING HELD FOR SALE

As of January 31, 2000, the Company was in the process of selling its building located at 22 West Hubbard Street, Chicago, Illinois. As such, the net book value of the building, approximately $580,000, has been classified as a current asset as "Building Held for Sale." On March 3, 2000, the Company sold the building for $1.2 million. The outstanding mortgage payable to Alliance Bank was paid off with the proceeds from the sale of the building.

During the prior year, on July 17, 1998, the Company sold its office building located in the Los Angeles area for $3.5 million, which resulted in a $1.2 million pre-tax gain, as reported. The sale also generated approximately $2.0 million in net cash after retiring $1.4 million of mortgage debt on the building and after payment of all closing costs.


NOTE 6 - OTHER ASSETS

As of January 31, 2000 and 1999, respectively, Other Assets includes approximately $1,824,000 and $163,000 of purchased software costs. It is the Company's policy to amortize purchased software costs over a two-year period. Accumulated amortization as of January 31, 2000 and 1999, was approximately $1,727,000 and $122,000, respectively. As such, the remaining unamortized values of the purchased software costs were approximately $97,000 and $41,000 as of January 31, 2000 and 1999, respectively.

Additionally, Other Assets includes approximately $495,000 and $1,609,000 of capitalized software development costs as of January 31, 2000 and 1999, respectively. These costs are being amortized over a three-year period commencing when the product was available for general release. Accumulated amortization as of January 31, 2000 and 1999, was approximately $107,000 and $1,547,000, respectively. The remaining unamortized capitalized software development costs were approximately $388,000 and $62,000 as of January 31, 2000 and 1999, respectively.

Other Assets also includes long term security deposits on leased office space and earnest money associated with the purchase of the new building as described further in Note 12. As of January 31, 2000 and January 31, 1999, these balances were approximately $195,000 and $34,000, respectively.


NOTE 7 - NOTES AND MORTGAGE PAYABLE

On November 10, 1999, the Company obtained a new $15 million secured two-year revolving line of credit from American National Bank, which replaced an existing $10 million secured one-year revolving line of credit. The new line of credit matures on November 10, 2001, and bears interest at a variable rate of 1.5% above the bank's highest CD rate. In addition, there is an unused facility fee of ten basis points per year on the average amount of the unused facility. As of January 31, 2000, the Company has met all the debt covenants in effect which require certain minimum levels of working capital, net worth and liquidity. Borrowings are collateralized by substantially all the assets of the Company. As of January 31, 2000, the interest rate was 6.9% and the outstanding balance on this line of credit was $7.3 million.

On June 29, 1999, the Company obtained a $2.2 million multi-draw mortgage which is secured by substantially all the assets of the Company as the mortgage is cross-collateralized with the line of credit described above. The five-year balloon note bears interest at a fixed rate of 8.5%. The loan payments had been interest only until the completion of the second phase of the building purchase. As of January 31, 2000, the second phase of the building has been purchased so that the loan converts to a 20-year amortization schedule. As of January 31, 2000, the outstanding balance on this loan was $1.4 million resulting in monthly principal and interest payments of $12,497 through October 2000. The final phase of the purchase is scheduled to occur no later than October 2000 and the Company plans to finance an additional $800,000 under this loan. The monthly principal and interest payment will increase to $19,440 at that time and will be payable monthly through the maturity date of May 31, 2004.

On February 2, 1998, the Company received proceeds from a loan for $665,000 from a bank. The three-year balloon note bears interest at the rate of 9.0%, payable in monthly principal and interest installments of $5,992 through January 27, 2001, with a balloon payment of approximately $626,563 due in January 2001. The loan is secured by a mortgage on the building and is personally guaranteed by an officer of the Company. As of January 31, 2000 and 1999, the outstanding balance on this note was $640,446 and $653,280, respectively. Also, as of January 31, 2000, the Company was in the process of selling its building located at 22 West Hubbard Street, Chicago, Illinois. As such, the mortgage payable has been classified as a current liability. On March 3, 2000, the Company sold the building secured by this mortgage and paid off the mortgage debt with the proceeds from the sale.


NOTE 8 - RESTRUCTURING PLAN

During fiscal 1999, the Company recorded pretax restructuring charges of approximately $738,000. The cost of the plan has been accounted for in accordance with the guidance set forth in Emerging Issues Task Force issue 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). The Company implemented the plan to restructure the YAR operations as a result of losses and due to the transfer of the account of its largest client to another agency (see Note 3 and below). As a result of the plan, a layer of executive management was replaced with officers from the holding company and other senior management. Under the new management, new sales personnel have been hired, office space was consolidated, property and other long-lived assets were reviewed for future utility, and additional cost saving opportunities have been identified and are currently being pursued. The employee termination costs, lease termination costs, asset write-downs, and other costs related to the restructuring have been paid in full.

During fiscal 1999, the Company continued to review its strategies related to YAR. The Company evaluated the recoverability of certain long-lived assets pursuant to the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. A non-cash pre-tax charge of $7.0 million was recognized for the impairment of the remaining YAR business and goodwill due to the transfer of its AT&T account to another agency. AT&T, a major client of both YAR and One World, reduced its spending among its agencies and indicated to the Company that it was looking to consolidate its business among its other agencies.

As a result, the Company executed a definitive agreement to sell various assets of One World and the AT&T account of YAR (the "Sale") to another AT&T agency, Young & Rubicam (See Note 3).

In addition, in accordance with SFAS No. 121, the Company recorded an impairment loss of approximately $1.5 million in order to adjust the book value of property and equipment associated with the YAR business to its fair value based on an appraisal. The Company also recorded an impairment loss of $742,000 of unamortized capitalized software costs as events occurred which led management to determine that such costs were likely not to be realizable.

During fiscal 1998, the Company implemented a plan to restructure the operations at the Los Angeles office of the Company's Leap Partnership subsidiary, due to losses at the office. The cost of the plan was accounted for with the guidance set forth in EITF 94-3. A pretax charge of approximately $767,000 was recorded representing employee termination, severance costs and other related costs that are anticipated to be incurred as a direct result of the plan. As of January 31, 1999, all costs have been paid out related to this restructuring plan.


NOTE 9 - CAPITAL STOCK

Incorporation
On September 20, 1993, The Leap Partnership, Inc. was incorporated in Illinois. Subsequently, on March 11, 1996, the Company was formed and became the parent to the wholly-owned subsidiaries, The Leap Partnership Inc., Lilypad Services, Inc. and Tadpole Productions, Inc. In connection with the formation of the Company, each of the four founding stockholders of Leap Partnership exchanged their 25 shares of Leap Partnership common stock for 2,400,000 shares of the Company's common stock. The combined entities have been under common control since inception and have been included in the consolidated financial statements at historical cost since their respective dates of inception in a manner similar to a pooling of interests.

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


NOTE 10 - STOCK COMPENSATION PLANS

1996 Stock Option Plan
On January 3, 1996, the Board of Directors and Stockholders of The Leap Partnership, Inc. adopted the 1996 Stock Option Plan, which was subsequently amended and restated on March 12, 1996, by the Board of Directors and Stockholders of the Company, whereby certain eligible employees may be granted options. The 1996 Stock Option Plan allows issuance of incentive stock options and nonqualified options. The 1996 Stock Option Plan is administered by the Stock Option Committee of the Board of Directors. The exercise price of incentive stock options shall not be less than the stock's intrinsic fair market value on the date of grant. No more shares were available for grant under this plan as of January 31, 1997. However, due to cancellations, 8,333 became available for grant as of January 31, 2000.

Employee Incentive Compensation Plan
Effective May 29, 1996, the Company adopted the Employee Incentive Compensation Plan (the "Incentive Plan"), which permits grants of incentive stock options, nonqualified stock options, stock appreciation rights, performance shares, restricted stock, deferred stock and other stock-based awards. The Incentive Plan authorized the issuance of up to 2,000,000 shares of Common Stock in connection with such awards. During fiscal years 1998 and 2000, a total of 3,000,000 additional shares were authorized by shareholders for grant and were reserved under this plan, so that a total of 5,000,000 shares are reserved under this plan. Directors, officers, employees and consultants of the Company are eligible to receive grants under the Incentive Plan. At January 31, 2000, 750,614 shares were available for grant under this plan.

Employee Stock Purchase Plan

Effective May 29, 1996, the Company's Board of Directors adopted the Employee Stock Purchase Plan, which provides for the issuance of a maximum of 500,000 shares of Common Stock. Under Section 423 of the Internal Revenue Code (the "Code"), eligible employees can have earnings withheld to be used to purchase shares of the Common Stock on specified dates determined by the Board of Directors up to a maximum of $25,000 per year. The price of the Common Stock purchased under the Employee Stock Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each offering period or the specified purchase date (in each case, averaged over the prior ten trading days). On December 31, 1999, 1998 and 1997, respectively, participating employees purchased 28,515, 60,999 and 22,199 shares of Company stock. At January 31, 2000, 388,287 shares were available for purchase under the plan.

Non-Employee Directors' Stock Option Plan
On May 29, 1996, the Board of Directors adopted the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the issuance of up to 200,000 nonstatutory stock options to non-employee directors of the Company. On the effective date of the Offering, each of the three non-employee directors were granted immediately exercisable options to purchase 20,000 shares of Common Stock at an exercise price equal to the Initial Public Offering price. Each person who becomes a non-employee director of the Company after the date of the Offering will automatically be granted nonstatutory options to purchase 5,000 shares of Common Stock on the date of such directors' initial election or appointment to the Board of Directors and on each anniversary of the initial grant date. Such options shall become exercisable one year after the date of grant, or earlier if so provided in the agreement granting the option to the non-employee director, at an exercise price equal to the intrinsic fair market value of the Common Stock on the date of grant. All options granted under the Directors' Plan would have a five-year term. At January 31, 2000, 108,000 shares were available for grant under this plan.

Pro Forma Stock-Based Compensation Disclosures
Under various plans, the Company may grant stock options and other awards to key executives, directors, management and creative personnel. Transactions under the various stock option plans for the periods indicated were as follows: Weighted Average

STOCK OPTIONS OUTSTANDING AT:           Shares             Exercise Price
--------------------------------------------------------------------------
January 31, 1997                       2,590,000                $5.96
--------------------------------------------------------------------------
Granted                                1,741,199                $3.53
Exercised                                 36,866                $1.78
Canceled                                 226,333                $7.56
--------------------------------------------------------------------------
January 31, 1998                       4,068,000                $5.24
--------------------------------------------------------------------------
Granted                                  575,669                $2.49
Exercised                                494,919                $1.98
Canceled                                 393,334                $3.53
--------------------------------------------------------------------------
January 31, 1999                       3,755,416                $5.43
--------------------------------------------------------------------------
Granted                                2,641,065                $4.61
Exercised                                676,098                $3.85
Canceled                                 179,500                $2.93
--------------------------------------------------------------------------
January 31, 2000                       5,540,883                $5.31
--------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at January 31, 2000:

                                              OUTSTANDING OPTIONS                            EXERCISABLE OPTIONS
                                             Weighted Average    Weighted Average                            Weighted
Exercise Price                  Shares        Exercise Price       Remaining Term       Shares           Average Price
----------------------------------------------------------------------------------------------------------------------
$1.50-$2.94                    1,199,100            $2.43               4.20            552,400                $2.33
$3.00-$4.94                    1,017,033            $3.63               5.86            946,867                $3.61
$5.00-$6.44                    1,451,750            $6.27               4.98            522,417                $6.23
$7.00-$10.00                   1,873,000            $7.32               6.07          1,766,333                $7.33
--------------------------------------------------------------------------------------------------------------------
                               5,540,883            $5.31               5.34          3,788,017                $5.52

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans.

If the compensation expense for the Company's stock-based compensation plans had been determined based on the fair value at the grant date consistent with the requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's pro forma net loss and pro forma net loss per share would have been as indicated below:

                             FISCAL 2000        FISCAL 1999        FISCAL 1998
------------------------------------------------------------------------------
Net loss
     As reported              ($311,150)       ($18,322,753)      ($5,610,832)
     Pro forma              ($4,823,459)       ($19,146,244)      ($6,395,506)
------------------------------------------------------------------------------
Net loss per share
     As reported                 ($0.02)             ($1.34)           ($0.41)
     Pro forma                   ($0.34)             ($1.40)           ($0.47)
------------------------------------------------------------------------------

The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                             FISCAL 2000         FISCAL 1999       FISCAL 1998
------------------------------------------------------------------------------
Risk-free interest rate      4.90%-6.49%         4.18%-5.61%       5.34%-5.55%
Expected life                 1-3 years           1-3 years          1-5 years
Expected volatility              68%                  72%              57%
Expected dividend yield           0%                   0%               0%
------------------------------------------------------------------------------


NOTE 11  EMPLOYEE RETIREMENT PLANS

Effective January 1, 1997, the Company adopted a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees contribute a percentage of their salaries to the plan, subject to the maximum IRS prescribed deferral percentage and dollar limitation. The terms of the plan call for discretionary profit sharing contributions by the Company as determined annually by the Board of Directors. There were no Company contributions made to the plan through January 31, 2000.

The Company has no other obligations for post-retirement benefits.

NOTE 12 -  COMMITMENTS AND CONTINGENCIES

Lease Commitments
-----------------
The Company leases office space, telephones, copiers and other equipment under operating leases and computer equipment under capital leases. Minimum future lease payments under these leases are as follows:

                                                                 Operating                Capital
Fiscal Year ending January 31,                                     leases                 leases            Total
---------------------------------------------------------------------------------------------------------------------
      2001                                                      $1,140,455                $43,803          $1,184,258
      2002                                                         824,309                    -               824,309
      2003                                                         745,117                    -               745,117
      2004                                                         166,259                    -               166,259
      2005                                                           -                        -                  -
      Thereafter                                                     -                        -                  -
---------------------------------------------------------------------------------------------------------------------
      Total future minimum lease payments                       $2,876,140                $43,803          $2,919,943
           Less amount representing interest                                                 (147)
                                                                                     ------------
      Obligations under capital leases                                                    $43,656
           Less current portion of capital lease obligation                               (43,656)
                                                                                     ------------
      Non-current portion of capital lease obligation                                $          0
                                                                                     ============

New Building Costs
------------------
On July 2, 1999, the Company entered into contracts to purchase a 35,000 square foot building in Chicago for $2.8 million. The purchase of the building is scheduled to occur in three phases. As of January 31, 2000, the first and second portions of the building were purchased for $1.8 million. This final phase of the purchase is scheduled to occur no later than October 2000, when the remaining portion of the building is expected to be purchased for $1.0 million. The Company leases the portion of the building that it does not presently own.

On September 28, 1999, Quantum Leap entered into a contract to remodel the building. The remodeling is scheduled to be completed during April 2000 and the cost is approximately $2 million. As of January 31, 2000, there is approximately $600,000 of costs remaining on this contract to be incurred through April 2000.

Litigation
----------
In November 1999,POW, Inc., doing business as "Tomandandy," filed a lawsuit against The Leap Partnership, Inc. in the United States District Court, Southern District of New York seeking damages in the amount of $285,228 plus interest for failure to pay for work performed by POW, Inc. In March 2000, Leap Partnership paid $285,228 to POW, Inc. and the lawsuit was dismissed with prejudice.

In October 1999, The Crystal Lake Juke Box, Inc., Wixen Music Publishing, Inc., Charles McCormick, Charles Love, Willis Draffen, Jr., Harry Williams, individually and doing business as a group "Bloodstone," a recording and performing group filed a lawsuit against Leap Partnership, Anheuser-Busch Corporation, and Andy Milburn, an individual and doing business as "Tomandandy," in the United States District Court, for the Central District of California. The complaint alleges copyright infringement, statutory and common law violation of the right of publicity, violation of section 43 of the Lanham Act, unfair competition, and misappropriation stemming from the airing of a television commercial created by Leap Partnership for a client. Leap Partnership has filed cross-claims against Andy Milburn doing business as "Tomandandy" and POW, Inc. doing business as "Tomandandy" for negligence, indemnity, contribution and breach of contract. The parties are currently undergoing discovery. The suit has been referred to Leap Partnership's insurance carrier and legal counsel. Leap Partnership is vigorously defending its position and pursuing all remedies available to it. It is difficult to ascertain the ultimate outcome of this litigation. An adverse determination and an award of damages not covered by insurance or recoverable in Leap Partnership's cross-claim could have a material adverse effect on Leap Partnership's results of operations and financial condition.

In November 1998, the Company filed a complaint in the Supreme Court of the State of New York against Finkle, Ross & Rost, L.L.P., the former accountants for Yurianna, Inc., the company from which the Company acquired various assets of YAR, alleging breach of contract and accountant malpractice. The action seeks damages believed to exceed $13.5 million and such other relief as the court deems just and equitable. Discovery is being conducted. In December 1998, Finkle, Ross & Rost, LLP filed a complaint in the Supreme Court of the State of New York against the Company for $28,750 for accounting services rendered. The amount was reduced to $11,250 by Finkle, Ross & Rost, L.L.P. Although Finkle, Ross & Rost LLP has performed services for the Company, the Company intends to vigorously oppose this claim due to the quality of services provided.

There are no other active claims or lawsuits against the Company that Management believes are material.


NOTE 13 -  OTHER INCOME AND EXPENSE

Included in other income and expense for the years ended January 31, 2000, 1999 and 1998, is interest income of $790,330 , $377,830 and $1,313,365 and interest expense of $468,950, $543,693 and $1,044,341 respectively.


NOTE 14 - INCOME TAXES

Income tax expense is calculated according to the provisions of SFAS No. 109, Accounting for Income Taxes, which requires the liability method as described in
Note 2. The income tax provisions (benefits) charged to net income are summarized as follows:

                                                     FISCAL YEAR ENDED JANUARY 31,
                                                   2000          1999           1998
---------------------------------------------------------------------------------------
Federal: Current                                       $ 0      $451,995      ($290,000)
Deferred                                                 0     2,327,839     (2,516,314)
---------------------------------------------------------------------------------------
                                                       $ 0    $2,779,834    ($2,806,314)

State: Current                                   ($136,532)     ($27,000)      ($30,000)
Deferred                                                 0       632,222       (674,051)
---------------------------------------------------------------------------------------
                                                 ($136,532)     $605,222      ($704,051)

Total tax provision
(benefit)                                        ($136,532)   $3,385,056    ($3,510,365)
                                                 =========    ==========    ===========

The statutory federal income tax rate is reconciled to the Company's effective income tax rate below:

                                                     FISCAL YEAR ENDED JANUARY 31,
                                                   2000          1999           1998
---------------------------------------------------------------------------------------
Statutory rate                                       (34.0)%       (34.0)%       (34.0)%
State, net of Federal tax benefit                     (4.8)         (2.3)         (3.9)
Interest income, exempt from State income taxes          -             -          (0.8)
Valuation allowance                                    8.3          57.8             -
Other                                                    -           1.2           0.2
---------------------------------------------------------------------------------------
Effective rate                                       (30.5)%        22.7%        (38.5)%
                                                 =========    ==========    ===========

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

The components of the net current deferred income tax asset are as follows:

                                              FISCAL YEAR ENDED JANUARY 31,
                                                  2000                1999
---------------------------------------------------------------------------

Compensation accruals                          $  40,850         $   40,850
Bad debt reserves                                259,693            182,827
Accrued restructuring costs                            -             89,064
Other                                             25,903             19,701

Valuation reserve                               (326,446)          (332,442)
---------------------------------------------------------------------------

Net current deferred income tax asset          $       -         $        -
                                               =========         ==========


The components of the net long-term deferred income tax asset are as follows:

                                              FISCAL YEAR ENDED JANUARY 31,
                                                    2000            1999
---------------------------------------------------------------------------
Net operating loss carryforward                $4,863,276        $4,487,077
Property and equipment                            593,869           518,049
Capitalized software costs                       (154,113)           23,585
Goodwill                                        2,787,943         3,272,106
Valuation reserve                              (8,090,975)       (8,300,817)
---------------------------------------------------------------------------
    Net long-term deferred income tax asset   $         -       $         -
                                              ===========       ===========

As of January 31, 2000, the Company has a deferred tax asset of approximately $8.4 million. Approximately $4.9 million of the deferred tax asset relates to operating loss carryforwards for federal and state income tax purposes which begin to expire in fiscal year 2011. The net operating loss carryforward at January 31, 2000, is approximately $12.8 million. The most significant of the other deferred tax assets is approximately $2.8 million related to YAR's goodwill which was written off for financial reporting purposes during the quarter ended October 31, 1998. This goodwill continues to have tax basis and the Company will continue to amortize the goodwill for tax purposes.

The Company has provided a full valuation reserve against the net deferred tax asset due to its limited operating history, recent operating losses, and the uncertainty regarding future operating results.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with independent auditors on accounting and financial disclosure.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Reference is made to the Proxy Statement under the headings "Election of Directors" and "Executive Compensation and Certain Transactions (hereby incorporated by reference) for this information.


Item 11.    Executive Compensation.

Reference is made to the Proxy Statement under the heading "Executive Compensation and Certain Transactions" (hereby incorporated by reference) for this information.


Item 12.    Security Ownership of Management and Certain Beneficial Owners.

Reference is made to the Proxy Statement under the headings "Security Ownership of Management and Certain Beneficial Owners" (hereby incorporated by reference) for this information.


Item 13.    Certain Relationships and Related Transactions.

Reference is made to the Proxy Statement under the heading "Executive Compensation and Certain Transactions" (hereby incorporated by reference) for this information.


PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.  Consolidated Financial Statements--

      The following Consolidated Financial Statements and related Notes and Report of Independent Public Accountants are contained herein in Part II,
      Item 8.

      Report of Arthur Andersen LLP, Independent Public Accountants

      Consolidated Balance Sheets as of January 31, 2000 and 1999

      Consolidated Statements of Operations for the Fiscal Years Ended January 31, 2000, 1999 and 1998

      Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended January 31, 2000, 1999 and 1998

      Consolidated Statements of Cash Flows for the Fiscal Years Ended January 31, 2000, 1999 and 1998

      Notes to Consolidated Financial Statements

      2.  Financial Statement Schedules--

      Are not submitted because they are not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

      3.  Exhibits--

      The following exhibits are filed with this Report or incorporated by reference as set forth below.

      Exhibit Number         Exhibits
  ---------------------      --------
           *******2.1        Agreement and Plan of Merger, dated as of
                             January 27, 2000, by and between Leapnet,
                             Brassie Corporation and SPR.

                 *3.1 Amended and Restated Certificate of Incorporation of the Registrant.

                 *3.2        Amended and Restated Bylaws of the Registrant.

                 *4.1        Specimen Stock Certificate Representing Common
                             Stock.

           ******10.1        Secured Promissory Note Agreement, dated November
                             10, 1999, between Leapnet, Inc., and American
                             National Bank and Trust Company of Chicago.

           ******10.2        Cross-Collateralization  and Cross-Default
                             Agreement, dated November 10, 1999, between
                             Leapnet, Inc. and American National Bank and Trust
                             Company of Chicago.

            *****10.3a       Mortgage  Agreement,  dated June 29, 1999, between
                             Quantum Leap  Communications,  Inc. and American
                             National Bank and Trust Company of Chicago.

            *****10.3b       Security  Agreement,  dated June 29, 1999, between
                             Quantum Leap  Communications,  Inc. and American
                             National Bank and Trust Company of Chicago.

            *****10.3c       Guaranty  Agreement,  dated June 29, 1999, between
                             Quantum Leap  Communications,  Inc. and American
                             National Bank and Trust Company of Chicago.

            *****10.3d       Real Estate Sale Contract , Unit 1, dated May 27,
                             1999,  between Quantum Leap  Communications,  Inc.
                             and FTI, Inc.

            *****10.3e       Real Estate Sale Contract , Unit 2, dated May 27,
                             1999,  between Quantum Leap  Communications,  Inc.
                             and FTI, Inc.

            *****10.3f       Real Estate Sale Contract , Unit 3, dated May 27,
                             1999,  between Quantum Leap  Communications,  Inc.
                             and Nanofast, Inc.

            *****10.3g       Real Estate Sale Contract , Unit 4, dated May 27,
                             1999,  between Quantum Leap  Communications,  Inc.
                             and FTI, Inc.

               **10.4a       The Leap Group, Inc. Employee Incentive
                             Compensation Plan.

              ***10.4b First Amendment, dated June 3, 1997, to The Leap Group, Inc. Employee Incentive Compensation Plan.

            *****10.4c       Second Amendment, dated June 15, 1999, to The Leap
                             Group, Inc. Employee Incentive Compensation Plan.

               **10.5 The Leap Group, Inc. Non-employee Directors' Stock Option Plan.

               **10.6        The Leap Group, Inc. Employee Stock Purchase Plan.

               **10.7 The Leap Group, Inc. Amended and Restated 1996 Stock Option Plan.

              ***10.8 Employment Agreement dated March 12, 1999 by and between the Company and Frederick Smith.

              ***10.9 Promissory Note, dated February 24, 1999, issued by Leapnet (formerly known as The Leap Group, Inc.) to American National Bank and Trust Company of Chicago ("ANB").

              ***10.10 Agreement Containing Financial Covenants, dated February 24, 1999, between Leapnet and ANB.

              ***10.11 Continuing Pledge Agreement, dated February 24, 1999, between Leapnet and ANB.

             ****10.12       Installment Note, dated June 29, 1999, issued by
                             Quantum Leap Communications, Inc. ("QLC"), a wholly owned subsidiary of Leapnet, to American
                             National Bank and Trust Company of Chicago.

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

*** Previously filed on April 30, 1999 as an Exhibit to the Annual Report on Form 10-K and incorporated herein by reference.

**** Previously filed on June 10, 1999 as an Exhibit to the Quarterly Report on Form 10-Q for the Quarter ended April 30, 1999 and incorporated herein by reference.

***** Previously filed on September 14, 1999 as an Exhibit to the Quarterly Report on Form 10-Q for the Quarter ended July 31, 1999 and incorporated herein by reference.

****** Previously filed on December 14, 1999 as an Exhibit to the Quarterly Report on Form 10-K for the Quarter ended October 31, 1999 and incorporated herein by reference.

******* Previously filed on March 2, 2000 as Appendix A to the joint proxy statement/prospectus filed as part of Registration Statement on Form S-4 (File Number 333-31470) and incorporated herein by reference.

(b) Reports on Form 8-K

      Form 8-K, dated January 27, 2000, and filed with the Commission on January 31, 2000 with respect to the Company's definitive agreement to have a wholly owned subsidiary merger with and into SPR Inc.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LEAPNET, INC.


                                   By: /s/ FREDERICK A. SMITH
                                      ------------------------------
                                           Frederick A. Smith
                                      Chairman and Chief Executive Officer
                                      (principal executive, financial and
                                      accounting officer)

                                   Date: March 30, 2000



Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2000:




/s/ FREDERICK A. SMITH                        /s/  JOHN G. KEANE
----------------------------------------      -----------------------------
Frederick A. Smith                            John G. Keane
Chief Executive Officer                       Director



/s/ THOMAS R. SHARBAUGH                       /s/ CHARLES J. RUDER
-----------------------------------           -----------------------------
Thomas R. Sharbaugh                           Charles J. Ruder
Director and President                        Director


/s/ GEORGE GIER                                /s/ GREGORY J. GARVILLE
-----------------------------------------     -----------------------------
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