Form 10-Q
period 2000-04-30
LEAPNET INC
filed 2000-06-13
CIK 1015665

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 2000

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


         420 West Huron Street, Chicago, Illinois 60610, (312) 528-2400 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                                      N/A
                                      ---
(Former Name, Former Address & Former Fiscal Year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       YES   X    NO _____
                                             -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                  Outstanding Shares at
               Class                                  April 30, 2000
 ----------------------------------         --------------------------------

   Common Stock - $0.01 par value                       14,941,754

                                 LEAPNET, INC.

                                   FORM 10-Q
                             FOR THE PERIOD ENDED
                                APRIL 30, 2000

                                     INDEX


PART I.        FINANCIAL INFORMATION

  ITEM 1.      Financial Statements:

               Consolidated Balance Sheets --
                      April 30, 2000 (Unaudited)
                      and January 31, 2000                                    3

               Consolidated Statements of Operations --
                      Three Months Ended
                      April 30, 2000 and 1999 (Unaudited)                     5

               Consolidated Statements of Cash Flows --
                      Three Months Ended
                      April 30, 2000 and 1999 (Unaudited)                     6

                      Notes to Consolidated Financial Statements              7


  ITEM 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 10


PART II.       OTHER INFORMATION

  ITEM 1.      Legal Proceedings                                             13

  ITEM 6.      Exhibits and Reports on Form 8-K                              15



SIGNATURES                                                                   15

PART I.   FINANCIAL INFORMATION


ITEM 1.       Financial Statements


                        LEAPNET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                            April 30,        January 31,
                                                                                            --------         ----------
                                                                                              2000              2000
                                                                                              ----              ----
                                                                                           (unaudited)
                                     ASSETS
Current Assets
     Cash and cash equivalents...........................................................  $ 14,647,456    $ 15,651,826
     Short-term investments..............................................................       176,597         385,816
     Accounts receivable (net of allowance of
            $1,095,272 and $636,672, respectively).......................................     7,429,890       6,150,568
     Costs in excess of billings (net of allowance of
            $253,145 and $46,731, respectively)..........................................     1,067,782         566,922
     Building held for sale..............................................................          --           579,799
     Prepaid expenses and other current assets...........................................       260,898         447,176
                                                                                           ------------    ------------
          Total current assets...........................................................    23,582,623      23,782,107
Property and Equipment
     Land................................................................................       720,000         720,000
     Building and building improvements..................................................     3,262,022       2,671,153
     Leasehold improvements..............................................................       905,052         745,161
     Computer equipment..................................................................     2,065,915       1,914,476
     Furniture and equipment.............................................................     1,689,475       1,490,250
                                                                                           ------------    ------------
                                                                                              8,642,464       7,541,040
     Less accumulated depreciation.......................................................    (2,266,009)     (1,957,144)
                                                                                           ------------    ------------
          Net property and equipment.....................................................     6,376,455       5,583,896

Other Assets
     Prepaid merger costs................................................................     1,183,112         289,358
     Other assets........................................................................       252,368         680,439
                                                                                           ------------    ------------
                                                                                              1,435,480         969,797

Total Assets.............................................................................  $ 31,394,558    $ 30,335,800
                                                                                           ============    ============

                        LEAPNET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                             April 30,       January 31,
                                                                                             ---------       -----------
                                                                                                2000             2000
                                                                                                ----             ----
                                                                                             (unaudited)
                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable ...................................................................   $  3,088,476    $  3,447,266
     Accrued expenses ...................................................................      1,429,763       1,234,708
     Billings in excess of costs ........................................................      1,236,808         377,514
     Current portion of long-term liabilities ...........................................         43,164         722,291
                                                                                            ------------    ------------
          Total current liabilities .....................................................      5,798,211       5,781,779
Long-Term Liabilities
     Notes payable ......................................................................      9,937,892       7,312,892
     Long-term mortgage payable .........................................................      3,039,476       1,401,811
                                                                                            ------------    ------------
          Total long-term liabilities ...................................................     12,977,368       8,714,703

Total Liabilities .......................................................................   $ 18,775,579    $ 14,496,482
                                                                                            ------------    ------------

Commitments and Contingencies (Note 8)

Stockholders' Equity
     Preferred stock, $.01 par value, 20,000,000 shares authorized,
        no shares issued or outstanding .................................................             --              --
     Common stock, $.01 par value; 100,000,000 shares authorized,
        14,941,754 and 14,807,883 shares issued and outstanding as of
        April 30, 2000 and January 31, 2000, respectively ...............................        149,418         148,079
     Accumulated other comprehensive (loss) / income (Note 4) ...........................       (149,483)         59,736
     Additional paid in capital .........................................................     39,667,705      39,162,025
     Retained earnings (accumulated deficit) ............................................    (26,897,531)    (23,379,392)
     less cost of 50,000 shares of common stock held in treasury ........................       (151,130)       (151,130)
                                                                                            ------------    ------------
          Total Stockholders' Equity ....................................................   $ 12,618,979    $ 15,839,318
                                                                                            ------------    ------------

Total Liabilities and Stockholders' Equity ..............................................   $ 31,394,558    $ 30,335,800
                                                                                            ============    ============


  The accompanying notes to the financial statements are an integral part of these statements.

                        LEAPNET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Three Months Ended
                                                                              ------------------
                                                                                  April 30,
                                                                         ---------------------------
                                                                             2000           1999
                                                                         -----------     -----------
                                                                                 (Unaudited)
Revenues.............................................................   $  6,928,659    $  7,909,262

Cost of services.....................................................      6,335,505       4,984,648
                                                                         -----------     -----------

     Gross profit....................................................        593,154       2,924,614

Other expenses.......................................................      4,710,791       3,315,721
                                                                         -----------     -----------

     Operating loss..................................................     (4,117,637)       (391,107)

          Other income / (expense)...................................        599,495         179,421
                                                                         -----------     -----------

Loss before income taxes.............................................     (3,518,142)       (211,686)

     Income tax benefit..............................................              0               0
                                                                        ------------    ------------
Net loss.............................................................    ($3,518,142)      ($211,686)
                                                                        ============    ============

Per share data:
     Net loss per share:
          Basic......................................................         ($0.24)         ($0.01)
                                                                        ============    ============
          Diluted....................................................         ($0.24)         ($0.01)
                                                                        ============    ============

     Weighted average number of shares:
          Basic......................................................     14,920,000      14,134,000
                                                                        ============    ============
          Diluted....................................................     14,920,000      14,134,000
                                                                        ============    ============


  The accompanying notes to the financial statements are an integral part of these statements.

                        LEAPNET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended
                                                                                  ------------------
                                                                                       April 30,
                                                                              ------------------------------
                                                                                  2000               1999
                                                                              ------------      ------------
                                                                                         (Unaudited)
Cash flows from operating activities:
   Net income.....................................................             ($3,518,142)        ($211,686)
   Adjustments to reconcile net income to net cash
        Provided by operating activities:
          Depreciation and amortization...........................                 216,753           228,571
          Deferred merger costs...................................                (893,754)                -
          Provision for impairment
                     loss on capitalized software.................                 494,825                 -
          Gain from sale of building..............................                (585,448)                -
          Changes in operating assets and liabilities:
             Accounts receivable..................................              (1,279,322)          328,193
             Costs in excess of billings..........................                (500,860)         (113,788)
             Prepaid expenses and other assets....................                  85,784           (46,726)
             Refundable income taxes..............................                 123,797                 -
             Accounts payable.....................................                (358,790)          (41,332)
             Accrued expenses.....................................                 195,055          (311,979)
             Billings in excess of costs..........................                 859,294           498,446
                                                                              ------------      ------------
   Net cash (used in) / provided by operating activities..........              (5,160,808)          329,699

Cash flows from investing activities:
             Net proceeds from sale of building...................               1,165,249                 -
             Capital expenditures.................................              (1,099,367)         (295,124)
                                                                              ------------      ------------
   Net cash used in investing activities..........................                  65,882          (295,124)

Cash flows from financing activities:
             Net proceeds from common stock issuance..............                 507,018            13,280
             Net proceeds from bank borrowings:
                 Notes payable....................................               2,625,000            19,892
                 Mortgages payable:
                   Bank borrowing.................................               1,641,612                 -
                   Repayment......................................                (639,418)           (3,301)
             Capital lease obligations............................                 (43,656)          (93,670)
                                                                              ------------      ------------
   Net cash (used in)/provided by financing activities............               4,090,556           (63,799)

Net (decrease)/increase  in cash and cash equivalents.............              (1,004,370)          (29,224)
Cash and cash equivalents, at beginning of period.................              15,651,826        14,076,379
                                                                              ------------      ------------

Cash and cash equivalents, at end of period ......................            $ 14,647,456      $ 14,047,155
                                                                              ============      ============


Supplementary disclosure of cash paid during the period:
   Interest paid..................................................            $    178,989         $  93,782
   Taxes paid.....................................................            $          0           $     0
Supplementary disclosure of noncash investing and financing activities:
     Securities received from client for services rendered,
   Stated at fair market value (Note 4) ..........................            $    176,597         $ 718,210

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

The unaudited consolidated financial statements for the three month periods ended April 30, 2000 and 1999 reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000.

The historical statement of operations information of the Company for the three months ended April 30, 2000 and 1999 have been reclassified to conform with the financial presentation of companies within the Internet services industry. Such classifications primarily included allocating the Company's salaries and related expenses into either cost of services for billable employees or to general and administrative expenses for non-billable employees. Additionally, certain amounts as previously reported have been reclassified to conform with current year classifications.

The results of operations for the three month period ended April 30, 2000 are not necessarily indicative of the results of operations to be expected for the entire new fiscal year ending December 31, 2000.


NOTE 2 -- Net Income Per Share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS 128, the weighted average number of common shares used in determining basic and diluted earnings per share attributable to common stockholders for the quarters ended April 30, 2000 and 1999 is as follows:

                                               April 30, 2000  April 30, 1999
                                               --------------  --------------
       Common shares outstanding--Basic          14,920,000      14,134,000
       Common stock equivalents                           0               0
                                                 ----------      ----------
       Common shares outstanding--Diluted        14,920,000      14,134,000

The effect of the outstanding common stock equivalents is not considered for the quarters ended April 30, 2000 and 1999 as such effect would be antidilutive due to the Company's net loss.


NOTE 3 -- Short Term Investments

The Company accounts for equity investments using SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, management determines the proper classifications of investments at the time of receipt and reevaluates such designations as of each balance sheet date. At April 30, 2000, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these equity securities are stated at fair value of $176,597 on the balance sheet with comprehensive income (Note 4) resulting from an unrealized loss of $149,483 which is reported as a separate component of shareholder's equity.

NOTE 4 -- Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. During the quarter ended April 30, 2000 and 1999, the components of comprehensive income are as follows:

                                                           April 30, 2000    April 30, 1999
                                                           --------------    --------------
       Net loss                                             ($3,518,142)        ($211,686)
       Unrealized (loss)/gain on short term investments        (149,483)           392,131
                                                            -------------     -------------
             Comprehensive (loss)/income                    ($3,667,625)          $180,445

NOTE 5 -- Sale of Building Held for Sale

On March 3, 2000, the Company sold a building located at 22 W. Hubbard Street, Chicago, IL. for $1.2 million. As of March 3, 2000, the building had a carrying value of approximately $580,000 and an outstanding mortgage payable of approximately $640,000. The mortgage was paid off with the proceeds from the sale of the building and a net gain after closing costs of approximately $585,000 was recorded during the quarter ended April 30, 2000.

NOTE 6 --  Long-Term Liabilities

Line of Credit
--------------
On November 10, 1999, the Company obtained a new $15 million secured two-year revolving line of credit from American National Bank, which replaced an existing $10 million secured one-year revolving line of credit. The new line of credit matures on November 10, 2001, and bears interest at a variable rate of 1.5% above the bank's highest CD rate. In addition, there is an unused facility fee of ten basis points per year on the average amount of the unused facility and there are debt covenants which require certain minimum levels of working capital, net worth and liquidity. Borrowings are collateralized by substantially all the assets of the Company. As of April 30, 2000, the interest rate was 6.9% and the outstanding balance on this line of credit was $9.9 million and $7.3 million as of January 31, 2000.

Mortgage Payable
----------------
On April 26, 2000, the Company refinanced the mortgage on the 420 W. Huron building by securing a $3.9 million multi-draw loan which covers both the purchase price and build-out associated with the building. The 4 year balloon note bears interest at 9.2% and replaces a prior $2.3 million multi-draw mortgage. The refinancing generated approximately $1.6 million of additional cash to the Company. As of April 30, 2000, $3.1 million was outstanding on the new mortgage payable. The Company plans to finance an additional $0.8 million under this loan no later than October 2000. The monthly principal and interest payment will increase to $35,410 at that time and will be payable monthly through the maturity date of May 31, 2004.

NOTE 7 -- Income Taxes

As of April 30, 2000 and January 31, 2000, the Company has deferred tax assets of approximately $9.8 million and $8.4 million, respectively. As of April 30, 2000, approximately $6.3 million of the deferred tax asset relates to operating loss carryforwards for federal and state income tax purposes which begin to expire in calendar year 2010. The most significant of the other deferred tax assets is approximately $2.8 million related to goodwill which was written off for financial reporting purposes during the quarter ended October 31, 1998. This goodwill continues to have tax basis and the Company will continue to amortize the goodwill for tax purposes.

The Company has provided a full valuation reserve against the net deferred tax asset due to its limited operating history, recent operating losses, and the uncertainty regarding future operating results.

NOTE 8 -- Litigation

In November 1999, POW, Inc., doing business as "Tomandandy," filed a lawsuit against The Leap Partnership, Inc. in the United States District Court, Southern District of New York seeking damages in the amount of $285,228 plus interest for failure to pay for work performed by POW, Inc. In March 2000, The Leap Partnership paid $285,228 to POW, Inc. and the lawsuit was dismissed with prejudice.

In October 1999, The Crystal Lake Juke Box, Inc., Wixen Music Publishing, Inc., Charles McCormick, Charles Love, Willis Draffen, Jr., Harry Williams, individually and doing business as a group "Bloodstone," a recording and performing group filed a lawsuit against a subsidiary of Leapnet, The Leap Partnership, Anheuser-Busch Corporation, and Andy Milburn, an individual and doing business as "Tomandandy," in the United States District Court, for the Central District of California. The complaint alleges copyright infringement, statutory and common law violation of the right of publicity, violation of section 43 of the Lanham Act, unfair competition, and misappropriation stemming from the airing of a television commercial created by The Leap Partnership for a client. The Leap Partnership has filed cross-claims against Andy Milburn doing business as "Tomandandy" and POW, Inc. doing business as "Tomandandy" for negligence, indemnity, contribution and breach of contract. The parties are currently undergoing discovery. The suit has been referred to The Leap Partnership's insurance carrier and legal counsel. The Leap Partnership is vigorously defending its position and pursuing all remedies available to it. It is difficult to ascertain the ultimate outcome of this litigation. An adverse determination and an award of damages not covered by insurance or recoverable in The Leap Partnership's cross-claim could have a material adverse effect on The Leap Partnership's results of operations and financial condition.

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


NOTE 9 -- Subsequent Events

Acquisition of SPR Inc.
----------------------
On January 27, 2000, the Company executed a definitive agreement to whereby Brassie Corporation, a wholly owned subsidiary of the Company would be merged with and into SPR Inc. ("SPR"), a company that provides IT consulting and project-based services focused on maximizing the value of existing systems. Pursuant to this merger, each share of SPR stock was converted into approximately 1.085 shares of Leapnet stock. The merger is planned to be effected on a tax-free basis to stockholders of SPR. This transaction was approved by stockholders of SPR and the Company and made effective as of May 1, 2000.

Fiscal Year Change
------------------
The Board of Directors of Leapnet approved a change in the Company's fiscal year from a January 31 year-end to a December 31 year-end effective on May 1, 2000. The change in fiscal periods will impact the Company's second quarter which will consist of a two month period ended June 30, 2000. Thereafter, the Company's new reporting periods will follow the calendar year and fall on March 31, June 30, September 30 and December 31.

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations

The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, accompanying notes thereto and other financial information appearing in the Company's Annual Report of Form 10-K which was filed with the Securities and Exchange Commission on March 30, 2000.

The historical statement of operations information of the Company for the three months ended April 30, 2000 and 1999 have been reclassified to conform with the financial presentation of companies within the Internet services industry. Such classifications primarily included allocating the Company's salaries and related expenses into either cost of services for billable employees or to general and administrative expenses for non-billable employees. Additionally, certain amounts as previously reported have been reclassified to conform with current year classifications.

The results of operations for the three month period ended April 30, 2000 are not necessarily indicative of the results of operations to be expected for the entire calendar year ending December 31, 2000.


Results of Operations

Revenue
-------

Revenue decreased to $6.9 million for the three months ended April 30, 2000 from $7.9 million for the three months ended April 30, 1999, a decrease of approximately 12%. The decrease in revenue was primarily due to a decrease in the traditional advertising business stemming from the termination of the Hardee's contract in February 2000. Excluding revenue from the Hardee's account, revenue for the Company increased 39% from the prior year quarter. Additionally, Internet related revenues increased 142% over the prior year quarter. The growth in Internet related revenue stems from new and existing business at Quantum Leap Communications, Inc., which grew 68%, and from new client work from two new service lines at the Company. The two new service lines, created out of the Eagle Technology Partners subsidiary, provide advanced Internet and technology solutions and related consulting services.


Gross Profit
------------

As of the three months ended April 30, 2000, gross profit was $.6 million, compared to $2.9 million for the three months ended April 30, 1999, a decrease of 80%. The decrease in gross profit is primarily attributable to the termination of the Hardee's contract. Additionally, YAR experienced a decrease in project revenue over the prior year quarter. YAR has made investments in expanding its technology and Internet related services and has been shifting some of its sales efforts toward new and more technology-oriented clients. YAR is targeting clients that have growing demands for multicultural language services as these companies move toward increased globalization through the Internet and other means of communication.

General and Administrative Expenses
-----------------------------------

General and administrative expenses increased to $4.7 million for the three months ended April 30, 2000 from $3.3 million for the three months ended April 30, 1999, an increase of 42%. This increase was primarily due to increased costs at the Internet related subsidiaries as the Company has expanded its resources and facilities to support this growing part of the Company's business. Additionally, the Company wrote off approximately $495,000 in non-recurring impaired capitalized software costs. The increase in general and administrative expenses was partially offset by approximately $1.1 million in decreased costs at the corporate offices, The Leap Partnership, and at YAR Communications.

Other Income and Expense
------------------------

On March 3, 2000, the Company sold a building which housed the Chicago offices of The Leap Partnership, Inc., a wholly-owned subsidiary of the Company. The building was sold for $1.2 million which resulted in a $585,448 pre-tax gain.

Interest income totaled $0.2 million and $0.3 million for the three months ended April 30, 2000 and 1999, respectively, and, were generated from short-term certificates of deposit and Eurodollar currency investments. The interest income was offset in part by interest expense of $0.2 million and $0.1 million, respectively, for the three months ended April 30, 2000 and 1999, respectively. The Company incurred interest expense on debt that totaled approximately $13 million as of April 30, 2000, and $5 million as of April 30, 1999.


Income Taxes
------------

The Company's combined federal and state effective income tax rates were 0% for the three months ended April 30, 2000 and 1999, due to the Company providing a valuation allowance against its deferred tax asset. As of April 30, 2000, the Company has a deferred tax asset of approximately $9.8 million. Approximately $6.3 million of the deferred tax asset relates to operating loss carryforwards for federal and state income tax purposes which begin to expire in calendar year 2010. The Company has provided a full valuation reserve against the net deferred tax asset due to its limited operating history, recent operating losses, the difficulty and significant judgment involved in projecting future operating results and the volatility of the industry. To the extent that the Company achieves future taxable income, no provision will be recorded until the operating losses have been fully utilized.


Liquidity and Capital Resources

Since its inception, the Company has primarily financed its operations and investments in property and equipment through cash generated from bank borrowings, equipment leases, proceeds from the IPO, exercise of stock options, loans from a former officer of the Company, and from cash generated from operations.

As of April 30, 2000, the Company had $17.8 million of working capital, inclusive of approximately $14.6 million in cash and cash equivalents. Cash and cash equivalents decreased $1.0 million during the three months ended April 30, 2000. The decrease resulted primarily from approximately $5.2 million in cash used in operations which was offset in part by approximately $2.6 million in cash from the Company's line of credit and by approximately $1.6 million from the financing of the build-out on the Company's new office building located at 420 W. Huron, Chicago, IL.

On April 26, 2000, the Company refinanced the mortgage on the 420 W. Huron building by securing a $3.9 million multi-draw loan which covers both the purchase price and build-out associated with the building. The 4 year balloon note bears interest at 9.2% and replaces a prior $2.3 million multi-draw mortgage. The refinancing generated approximately $1.6 million of additional cash to the Company. As of April 30, 2000, $3.1 million was outstanding on the new mortgage payable. The Company plans to finance an additional $0.8 million under this loan no later than October 2000. The monthly principal and interest payment will increase to $35,410 at that time and will be payable monthly through the maturity date of May 31, 2004.

On November 10, 1999, the Company obtained a new $15 million secured two-year revolving line of credit from American National Bank, which replaced an existing $10 million line of credit. The new line of credit matures on November 10, 2001, and bears interest at a variable rate of 1.5% above the bank's highest CD rate. In addition, there is an unused facility fee of ten basis points per year on the average amount of the unused facility. The line of credit agreement requires the Company to maintain certain minimum levels of working capital, net worth, and liquidity. Borrowings are collateralized by substantially all the assets of the Company. As of April 30, 2000, the interest rate was 6.9% and the outstanding balance on this line of credit was $9.9 million.

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


Dependence on Key Clients and Projects

An important part of the Company's strategy is to develop in-depth, long-term relationships with a select group of clients in a variety of industries. Consistent with such a strategy, a large portion of the Company's revenues has been, and is expected to continue to be, concentrated among a relatively limited number of nationally recognized clients. For the quarter ended April 30, 2000 three clients accounted for 14.8%, 13.8% and 13.1% of consolidated revenues. For the quarter ended April 30, 1999, one client accounted for 38% of consolidated revenues.

Due to the nature of the Company's business, any of the Company's clients could at any time in the future, and for any reason, reduce its budget, alter the timing of projects, engage another entity or take in-house all or part of the business performed by the Company. Even though the Company has taken steps to add new clients, diversify its client base, negotiate a greater percentage of retainer and time and material arrangements with clients, these steps may not fully mitigate the impact that the loss of any significant account may have on the Company's operations.

Management believes that the loss of key clients and varying effects of seasonality, as described above, could also have an adverse impact on the Company's business, results of operations and financial condition, particularly in the short term.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. When used in this report, words such as "anticipates," "believes," "continues," "estimates," "expects," "goal," "may," "opportunity," "plans," "potential," "projects," "will," and similar expressions as they relate to the Company or its Management are intended to identify such forward-looking statements. A number of important factors could cause the Company's actual results, performance or achievements for the calendar year 2000 and beyond to differ materially from that expressed in such forward-looking statements. These factors are set forth in the Company's Registration Statement on Form S-1 (File No. 333-05051) under the heading "Risk Factors" and also include, without limitation, material changes in economic conditions in the markets served by the Company's clients; changes in government regulation and legal uncertainties; competition in the Company's industry; uncertainties relating to the developing market for new media; changing technologies and Year 2000 compliance issues; any inability to meet expectations in the performance of services which could lead to claims or liabilities; seasonality; costs and uncertainties relating to establishing new offices and bringing new or existing offices to profitability; any inability of the Company to raise additional financing in the future on favorable terms, or at all; potential adverse effects of litigation; the Company's dependence on key personnel and vendors; the Company's dependence on key clients and projects (as discussed further above under "Dependence on Key Clients and Projects"); the Company's ability to mange growth effectively, and possible continued volatility and wide fluctuations in the price of the Company's stock. While the Company reduced certain expenses in fiscal 2000, as the Company works to grow and expand the business, management will need to increase expenses to expand operations. Management will continue to assess its overall cost structure in relation to existing and anticipated revenues. Due to the nature of client contracts, which are difficult to forecast precisely or for any extended period of time, if the Company experiences declines in client demand, or if significant expenses precede or are not immediately followed by increased revenues, the results of operations and financial condition may suffer.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

The Company's market risk exposures are set forth in its Annual Report on Form 10-K for the year ended January 31, 2000, and have not changed significantly.


PART II.   OTHER INFORMATION

ITEM 1.      Legal Proceedings

             In November 1999, POW, Inc., doing business as "Tomandandy," filed a lawsuit against The Leap Partnership, Inc. in the United States District Court, Southern District of New York seeking damages in the amount of $285,228 plus interest for failure to pay for work performed by POW, Inc. In March 2000, The Leap Partnership paid $285,228 to POW, Inc. and the lawsuit was dismissed with prejudice.

             In October 1999, The Crystal Lake Juke Box, Inc., Wixen Music Publishing, Inc., Charles McCormick, Charles Love, Willis Draffen, Jr., Harry Williams, individually and doing business as a group "Bloodstone," a recording and performing group filed a lawsuit against a subsidiary of Leapnet, The Leap Partnership, Anheuser-Busch Corporation, and Andy Milburn, an individual and doing business as "Tomandandy," in the United States District Court, for the Central District of California. The complaint alleges copyright infringement, statutory and common law violation of the right of publicity, violation of section 43 of the Lanham Act, unfair competition, and misappropriation stemming from the airing of a television commercial created by The Leap Partnership for a client. The Leap Partnership has filed cross-claims against Andy Milburn doing business as "Tomandandy" and POW, Inc. doing business as "Tomandandy" for negligence, indemnity, contribution and breach of contract. The parties are currently undergoing discovery. The suit has been referred to The Leap Partnership's insurance carrier and legal counsel. The Leap Partnership is vigorously defending its position and pursuing all remedies available to it. It is difficult to ascertain the ultimate outcome of this litigation. An adverse determination and an award of damages not covered by insurance or recoverable in The Leap Partnership's cross-claim could have a material adverse effect on The Leap Partnership's results of operations and financial condition.

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

ITEM 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits
             10.1 Amended and Restated Secured Installment Note related to the property located at 420 W. Huron, by and between Quantum Leap Communications, Inc. and American National Bank and Trust Company of Chicago, dated April 26, 2000.
             10.2 Third Modification Agreement of the Mortgage related to the property located at 420 W. Huron, by and between Quantum Leap Communications, Inc. and American National Bank and Trust Company of Chicago, dated April 26, 2000.
             11.   Statement Regarding Computation of Per-Share Earnings.
             27.   Financial Data Schedule.

         b.  Reports on Form 8-K
             None.

Items 2, 3, 4 And 5 Are Not Applicable And Have Been Omitted.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LEAPNET, INC.
                                  -------------
                                  (Registrant)


Date: June 13, 2000               By:  /s/ Frederick A. Smith
                                  ------------------------------------
                                  Frederick A. Smith
                                  Chairman

                                 LEAPNET, INC.



                                 EXHIBIT INDEX



    Exhibit
    Number        Exhibits
    -------       --------


    10.1 Amended and Restated Secured Installment Note related to the property located at 420 W. Huron, by and between Quantum Leap Communications, Inc. and American National Bank and Trust Company of Chicago, dated April 26, 2000.

    10.2 Third Modification Agreement of the Mortgage related to the property located at 420 W. Huron, by and between Quantum Leap Communications, Inc. and American National Bank and Trust Company of Chicago, dated April 26, 2000.

    11.           Statement Regarding Computation of Per-Share Earnings

    27.           Financial Data Schedules