Form 10-Q
period 2000-06-30
LEAPNET INC
filed 2000-08-16
CIK 1015665

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


            [_] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

            [X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from May 1, 2000 to June 30, 2000
                                         -----------    -------------

                         Commission file number 0-20835


                                 LEAPNET, INC.
             (Exact name of registrant as specified in its charter)



        Delaware                                           36-4079500
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES  X   NO
                                         ----    ____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                  Outstanding Shares at
            Class                                     August 4, 2000
------------------------------                   -------------------------
Common Stock - $0.01 par value                          28,924,288

                                 Leapnet, Inc.

                                   Form 10-Q
                             for the period ended
                                 June 30, 2000

                                     Index


Part I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements:

               Condensed Consolidated Balance Sheets --
                    June 30, 2000 (Unaudited)
                    and January 31, 2000

               Condensed Consolidated Statements of Operations --
                    Two Months Ended and Five Months Ended
                    June 30, 2000 and 1999 (Unaudited)

               Condensed Consolidated Statements of Cash Flows --
                    Five Months Ended
                    June 30, 2000 and 1999 (Unaudited)

               Notes to Unaudited Condensed Consolidated Financial Statements


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations

     Item 3.   Quantitative and Qualitative Disclosures About Market Risks

Part II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 4.   Submission of Matters to a Vote of Securities Holders

     Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

Part I.   Financial Information

Item 1.   Financial Statements


                                 Leapnet, Inc.
                Unaudited Condensed Consolidated Balance Sheets
                                (in thousands)


                                                                       June 30,            January 31,
                                                                        2000                 2000
                                                                   --------------        --------------
                             Assets
Current assets:
  Cash and cash equivalents                                            $ 15,431                $ 15,652
  Accounts receivable, net                                               19,637                   6,717
  Marketable securities                                                  38,276                     386
  Building held for sale                                                     --                     580
  Other                                                                     732                     737
                                                                       --------                --------
    Total current assets                                                 74,076                  24,072
                                                                       --------                --------
Property and equipment, net                                               9,838                   5,584
Goodwill, net                                                            34,459                      --
Other                                                                       759                     680
                                                                       --------                --------
Total assets                                                           $119,132                $ 30,336
                                                                       ========                ========

              Liabilities And Stockholders' Equity
Current liabilities:
  Accounts payable                                                     $  4,753                $  3,448
  Payroll and other accrued expenses                                      5,379                   1,612
  Current portion of long term debt                                          --                     722
                                                                       --------                --------
    Total current liabilities                                            10,132                   5,782
                                                                       --------                --------
Note payable                                                             11,577                   7,313
Mortgage payable                                                          3,083                   1,402
Stockholders' equity:
  Preferred stock, $0.01 par value, 20,000,000 shares
    authorized, no shares issued or outstanding
  Common stock $0.01 par, 100,000,000 authorized,                           289                     148
    28,974,288 and 14,807,883 shares issued and
    28,924,288 and 14,757,883 outstanding at
    June 30, 2000 and January 31, 2000, respectively
  Unrealized gain (loss) on marketable securities                          (216)                     60
  Additional paid-in capital                                            127,798                  39,162
  Accumulated deficit                                                   (33,380)                (23,380)
  Treasury stock - at cost, 50,000 shares                                  (151)                   (151)
                                                                       --------                --------
  Total stockholders' equity                                             94,340                  15,839
                                                                       --------                --------
Total liabilities and stockholders' equity                             $119,132                $ 30,336
                                                                       ========                ========



See notes to unaudited condensed consolidated financial statements.

                                 Leapnet, Inc.
           Unaudited Condensed Consolidated Statements of Operations
              (in thousands, except per share and share amounts)


                                             Two months                Five months
                                           Ended June 30,            Ended June 30,
                                       -----------------------   -----------------------
                                          2000         1999         2000         1999
                                       ----------   ----------   ----------   ----------
Revenues                                  $12,083       $5,811     $ 19,012      $13,696
Cost of services                           10,939        4,302       17,323        9,593
                                       -----------------------   -----------------------
  Gross profit                              1,144        1,509        1,689        4,103
                                       -----------------------   -----------------------
Other expenses:
  General and administrative                5,944        1,779       10,606        4,765
  Amortization of goodwill                  2,027                     2,027
                                       -----------------------   -----------------------
     Total other expenses                   7,971        1,779       12,633        4,765
                                       -----------------------   -----------------------
Operating loss                             (6,827)        (270)     (10,944)        (662)
                                       -----------------------   -----------------------
  Gain on sale of building                                              585
  Interest income, net                        345           66          359          246
                                       -----------------------   -----------------------
Loss before income taxes                   (6,482)        (204)     (10,000)        (416)
Provision (benefit) for income taxes         -             -           -            -
                                       -----------------------   -----------------------
Net loss                                  $(6,482)      $ (204)    $(10,000)     $  (416)
                                       =======================   =======================

Net income (loss) per share:
  Basic                                   $ (0.22)      $(0.01)    $  (0.49)     $ (0.03)

Weighted average number of shares
 outstanding:
  Basic                                28,852,793   14,088,785   20,503,704   14,085,638

See notes to unaudited condensed consolidated financial statements, including
Note 3 which indicates that the results of SPR Inc., are included beginning May 1, 2000.

                                 Leapnet, Inc.
           Unaudited Condensed Consolidated Statements of Cash Flows
                                (in thousands)

                                                                           Five Months
                                                                           Ended June 30,
                                                                         ------------------
                                                                          2000      1999
                                                                         --------   -------
Cash flows from operating activities:
  Net income (loss) for the period                                       $(10,000)  $  (416)
  Adjustments to reconcile to net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization                                           2,699       441
    Provision for impairment loss on capitalized software                     496         -
    Gain from sale of building                                               (585)        -
    (Increase) decrease in accounts receivable, net                        (4,295)    1,937
    (Increase) decrease in prepaids and other assets                          421      (868)
    Increase (decrease) in accounts payable                                  (484)      177
    Increase (decrease) in payroll and other accrued expenses                 (15)     (557)
                                                                         --------   -------
Net cash (used) in provided by operating activities                       (11,763)      714
                                                                         --------   -------
Cash flows from investing activities:
  Purchases of property and equipment                                      (1,429)     (175)
  Capitalized software development costs                                        -      (265)
  Net proceeds from sale of building                                        1,165         -
  Payments for merger costs associated with SPR acquisition                  (955)        -
  Cash received in merger with SPR                                            907         -
  Purchases of marketable securities                                       (1,162)        -
  Sales/maturity of marketable securities                                   7,116         -
                                                                         --------   -------
Net cash (used in) provided by investing activities                         5,642      (440)
                                                                         --------   -------
Cash flows from financing activities:
    Net proceeds from bank borrowings:
     Notes payable                                                          4,264        20
     Mortgages payable:
         Bank borrowings                                                    1,642       393
         Repayment                                                           (639)       (5)
Capital lease obligation                                                      (44)     (155)
  Proceeds from employee stock purchase and option plans                      677        13
                                                                         --------   -------
Net cash provided by financing activities                                   5,900       266
                                                                         --------   -------
Net increase (decrease) in cash                                              (221)      540
Cash and cash equivalents, beginning of period                             15,652    14,076
                                                                         --------   -------
Cash and cash equivalents, end of period                                 $ 15,431   $14,616
                                                                         ========   =======
Supplemental disclosure of cash payments made for:
  Interest                                                               $    347   $    94
  Income taxes                                                           $      -   $     -
Supplemental disclosure of noncash investing and financing activities:
  Securities received from client for services rendered,
   stated at fair market value                                           $    110   $   504
Stock acquisition of SPR
   Issuance of common stock in acquisition of SPR                        $ 89,054         -
   Net book value of SPR                                                 $ 52,568         -
   Goodwill                                                              $ 36,486         -

See notes to unaudited condensed financial statements, including Note 3 which indicates that the results of SPR Inc. are included beginning May 1, 2000.

                        LEAPNET, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Interim Financial Statements

          The accompanying unaudited interim condensed consolidated financial statements of Leapnet, Inc. (the "Company" or "Leapnet") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended January 31, 2000 in the Company's annual report on Form 10-K.

          The unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The statements of operations for the two and five months ended June 30, 2000 and 1999, respectively, have been reclassified to conform with the financial presentation of companies within the Internet services industry. Such reclassifications primarily included allocating the Company's salaries and related expenses into either costs of services for billable employees or to general and administrative expenses for non-billable employees. Additionally, certain other amounts as previously reported have been reclassified to conform with current year classifications. The results of operations for the two and five months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

Note 2.   Change in Fiscal Year

          Effective May 1, 2000, the Company changed its fiscal year from a January 31 to December 31. As such, the new fiscal quarters for the Company will end on March 31, June 30, September 30, and December 31. Because the change was made within this quarter, the Company is reporting a transition report for the two month period from May 1 through June 30, 2000.

Note 3.   Acquisitions

          On May 1, 2000, Leapnet completed its acquisition of SPR Inc. ("SPR"), a company that provides project-based IT consulting services. Pursuant to this merger, each share of SPR common stock was converted into approximately 1.085 shares of Leapnet common stock, resulting in the issuance of 13,915,401 shares valued at approximately $81.7 million. The total purchase price for SPR was valued at approximately $89.1 million, including $6.4 million related to the exchange of SPR stock options for Leapnet stock options and $1.0 million of acquisition costs. The merger was effected as a tax-free transaction for stockholders.

          The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition. The purchase price is based on preliminary estimates of the fair values, and, accordingly, the allocation may be revised at a later date. Goodwill related to the acquisition, totaling $36.5 million, was recorded and is being amortized on a straight-line basis over a three-year period. The amount of goodwill amortization reflected in the statement of operations for both the two and five-month periods ended June 30, 2000, is $2.0 million. SPR is included in Leapnet's consolidated financial statements beginning May 1, 2000.

          The following summary reflects unaudited selected pro forma financial information for the two and five-month periods ended June 30, 2000 and 1999, as if the acquisition of SPR had occurred at the beginning of each period.

                                  Two months ended June 30,     Five months ended June 30,
                                  -------------------------     --------------------------
                                     2000           1999           2000            1999
                                     ----           ----           ----            ----
Revenues                          $ 12,083       $ 17,222       $ 26,093        $ 41,575
Net income (loss)                 $ (6,482)      $ (1,471)      $(19,111)       $ (6,036)
Net income (loss) per share       $  (0.22)      $  (0.05)      $  (0.66)       $  (0.21)

          The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented. In addition, they are not intended to be a projection of future results nor do they incorporate or assume any benefits from cost savings or synergies that the combined company may realize after the merger.

Note 4.   Legal Proceedings

          In August 2000, the Company received a copy of a Demand for Arbitration filed with the American Arbitration association ("AAA") whereby claimants Eliot Kang Productions, Inc. and Eliot Kang and Associates Inc. are seeking $1 million for an alleged breach of contract. In November 1997, the Company and a subsidiary the Company entered into an Asset Purchase Agreement with the claimants, who were then operating under different names. The Company has not yet received a copy of any materials from the AAA. It is impossible to ascertain the ultimate outcome of this matter. The Company intends to vigorously defend its position and pursue all remedies available to it. An adverse determination could have a material adverse effect on the Company's results of operations and financial position.

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

          In November 1998, the Company filed a complaint in the Supreme Court of the State of New York against Finkle, Ross & Rost, L.L.P., the former accountants for Yurianna, Inc., the company from which the Company acquired various assets of YAR, alleging breach of contract and accountant malpractice. The action seeks damages believed to exceed $13.5 million and such other relief as the court deems just and equitable. Discovery is being conducted. In December 1998, Finkle, Ross & Rost, LLP filed a complaint in the Supreme Court of the State of New York against the Company for $28,750 for accounting services rendered. The complaint was subsequently reduced to $11,250 by Finkle, Ross & Rost, L.L.P.

          There are no other active claims or lawsuits against the Company that management believes are material.

Note 5.   Marketable Securities

          The Company accounts for equity investments using SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, management determines the proper classifications of investments at the time of receipt and reevaluates such designations as of each balance sheet date. At June 30, 2000, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these equity securities are stated at fair value of $38,276 on the balance sheet with comprehensive income resulting from an unrealized loss of $216 that is reported as a separate component of shareholder's equity.

Note 6.   Sale of Building Held for Sale

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

Note 7.   Borrowings

Line of Credit

On November 10, 1999, the Company obtained a new $15 million secured two-year revolving line of credit from American National Bank, which replaced an existing $10 million secured one-year revolving line of credit. The new line of credit matures on November 10, 2001, and bears interest at a variable rate of 1.5% above the bank's highest CD rate. In addition, there is an unused facility fee of ten basis points per year on the average amount of the unused facility. The debt covenants require certain minimum levels of working capital, net worth and liquidity. At June 30, 2000 the Company is in compliance with, or has obtained waivers for the covenants. Borrowings are collateralized by substantially all the assets of the Company. As of June 30, 2000, the interest rate was 6.9% and the outstanding balance on this line of credit was $11.6 million and $7.3 million as of January 31, 2000.

Mortgage Payable

On April 26, 2000, the Company refinanced the mortgage on the 420 W. Huron building by securing a $3.9 million multi-draw loan that covers both the purchase price and build-out associated with the building. The 4-year balloon note bears interest at 9.2% and replaces a prior $2.2 million multi-draw mortgage. As of June 30, 2000, $3.1 million was outstanding on the new mortgage payable. The Company plans to finance an additional $0.8 million under this loan no later than October 2000. The monthly principal and interest payment will increase to approximately $35,000 at that time and will be payable monthly through the maturity date of May 31, 2004.

Note 8.   Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". The standard requires the reporting and display of comprehensive income, which includes all changes in stockholders' equity with the exception of investments by, or distributions to, stockholders. During the two months ended June 30, 2000 and 1999, the components of comprehensive income are as follows:

                                                                 (in thousands)

                                                        June 30, 2000       June 30, 1999
     Net loss                                            ($ 6,482           ($ 204)
     Unrealized (loss)/gain or short term investments    (    216)          (   67)
        Comprehensive (loss)/income                      ($ 6,696)          ($ 271)

Note 9. Business Segments

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company has no separately reportable segments in accordance with this standard. Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports revenues by service lines. Amounts for the two and five months ended June 30, 2000 and 1999, are shown in the table below:

                                 Two months ended June 30,                      Five months ended June 30,
                       ------------------------------------------      ------------------------------------------
                               2000                  1999                      2000                  1999
                       -------------------   --------------------      -------------------   --------------------
                       Revenues       %      Revenues       %          Revenues       %      Revenues        %
                       --------      ---     --------      ---         --------      ---     --------       ---
E-business             $  7,283     60.3%    $    936     16.1%        $ 11,272     59.3%    $  2,559      18.7%
General IT Consulting     2,351     19.5%           -      0.0%           2,351     12.4%           -       0.0%
Globalization             1,428     11.8%       1,026     17.7%           3,234     17.0%       3,249      23.7%
Advertising               1,021      8.4%       3,849     66.2%           2,155     11.3%       7,888      57.6%
                       --------              --------                  --------              --------
Total                  $ 12,083              $  5,811                  $ 19,012              $ 13,696
                       ========              ========                  ========              ========

Note 10. New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issues SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material effect on the Company's results of consolidated operations, financial position, or cash flows.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on Interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and required companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes". In June 2000, the SEC issued SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements," which delayed implementation of SAB 101 until Leapnet's fourth fiscal quarter of 2000. Leapnet will adopt SAB 101 and is currently in the process of evaluating the impact, if any, SAB 101 will have on its financial position or results of operations.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The impact of the application of FIN 44 had no material impact on the Company's financial position or results of operations.

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

     The statements of operations of the Leapnet, Inc. for the two and five month periods ended June 30, 2000 and 1999 have been reclassified to conform with the financial presentation of companies within the Internet services industry. Such classifications primarily included allocating the Company's salaries and related expenses into either cost of services for billable employees or to general and administrative expenses for non-billable employees. Additionally, certain amounts as previously reported have been reclassified to conform to current year classifications.

     On May 1, 2000 Leapnet, Inc. acquired SPR Inc., an information technology services provider. The acquisition was accounted for as a purchase, with the $36.5 million excess of the acquisition cost over the fair market value of the net assets acquired being assigned to goodwill and amortized over three years. Results of operations of SPR are included in the consolidated financial statements commencing May 1, 2000.

     The results of operations for the two and five month periods ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the entire year ended December 31, 2000.


Results of Operations


TWO MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues
--------

     Revenues increased to $12.1 million for the two months ended June 30, 2000 from $5.8 million for the two months ended June 30, 1999, an increase of approximately $6.3 million or 108%. The $6.3 million increase in revenue was primarily due to the acquisition of SPR. Revenues for SPR were $6.1 million during this period. Excluding revenues related to the SPR acquisition, revenues increased by $2.2 million after excluding $2.0 million in the 1999 period for the Hardee's account which terminated services with the Company in February 2000. Revenues for the e-business service line increased to $7.3 million for the two months ended June 30, 2000 an increase of 678%.

Cost of Services
----------------

     Cost of services consist of direct costs of servicing clients, including direct labor and related benefits and taxes, solution center facility costs, and direct production costs. Direct production costs include costs such as filming, animation, editing, special effects, photography and illustrations, artwork, computer design and various related production services which are generally outsourced, along with contracted talent and other costs related to creative executions which may include traditional media as well as new technologies and multimedia. Cost of services increased to $10.9 million for the two months ended June 30, 2000 from $4.3 million for the two months ended June 30, 1999, an increase of approximately $6.6 million or 154%. The $6.6 million increase was primarily due to the acquisition of SPR. Cost of services for SPR were $5.2 million for the two months ended June 30, 2000. Cost of services excluding the costs related to the SPR acquisition, increased by $1.4 million. This increase is primarily attributable to increased production costs incurred for client projects and salary and related benefits for the two months ended June 30, 2000.

General and Administrative Expenses
-----------------------------------

     General and Administrative Expenses include salaries and benefits of management and support staff, space and facilities expenses, depreciation, insurance, outside professional fees, and other corporate costs. General and administrative expenses increased to $5.9 million for the two months ended June 30, 2000 from $1.8 million for the two months ended June 30, 1999, an increase of approximately $4.1 million. The $4.1 million increase in general and administrative expenses was partially due to the acquisition of SPR. General and administrative expenses for SPR were $2.7 million during the two months ended June 30, 2000. General and administrative expenses for the rest of the Company increased by $1.4 million. This increase was primarily due to increased costs in the Internet related subsidiaries as the Company has expanded its resources and facilities to support this service line.

Amortization of Goodwill
------------------------

     Amortization of goodwill was $2.0 million for the two months ended June 30, 2000 and represents the goodwill resulting from the purchase of SPR Inc. on May 1, 2000. Goodwill amortization will approximate $1.0 million per month for 36 months.

Interest Income, Net
--------------------

     Interest income totaled $0.5 million and $0.1 million for the two months ended June 30, 2000 and 1999, respectively and represents interest earned on investments in marketable securities. Interest expense totaled $0.2 million and $0.1 million for the two months ended June 30, 2000 and 1999, respectively on debt that totaled approximately $14.7 million and $5.4 million at June 30, 2000 and 1999, respectively.


FIVE MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues
--------

     Revenues increased to $19.0 million for the five months ended June 30, 2000 from $13.7 million for the five months ended June 30, 1999, an increase of approximately $5.3 million or 39%. The $5.3 million increase in revenue was primarily due to the acquisition of SPR on May 1, 2000. Revenues for SPR were only included after the acquisition date and were $6.1 million the five months ended June 30, 2000. Revenues, excluding revenues related to the SPR acquisition increased by $5.3 million after excluding $6.1 million in the 1999 period for the Hardee's account that terminated services with the Company in February 2000. Revenues for the e-business service line increased 265% to $11.3 million for the five months ended June 30, 2000 from $2.6 million for the five months ended June 30, 1999, an increase of 340%.

Cost of Services
----------------

     Cost of services increased to $17.3 million for the five months ended June 30, 2000 from $9.6 million for the five months ended June 30, 1999, an increase of approximately $7.7 million or 81%. The $7.7 million increase was primarily due to the acquisition of SPR. Cost of services for SPR were $5.2 million during this period. Cost of services for the rest of the Company, increased by $2.5 million. This increase is primarily attributable to increased production costs incurred for client projects in the 2000 period and salary and related benefits for the five months ended June 30, 2000.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses increased to $10.6 million for the five months ended June 30, 2000 from $4.8 million for the five months ended June 30, 1999, an increase of approximately $5.8 million. The increase in general and administrative expenses was partially due to the acquisition of SPR. General and administrative expenses for SPR were $2.7 million during this period. General and administrative expenses for the rest of the Company increased by $3.1 million, which were primarily due to increased costs in the Internet related subsidiaries as the Company has expanded its resources and facilities to support this line of the Company's business.

Amortization of Goodwill
------------------------

     Amortization of goodwill was $2.0 million for the five months ended June 30, 2000 and represents the goodwill resulting from the purchase of SPR Inc. on May 1, 2000. Goodwill amortization will approximate $1.0 million per month for 36 months.

Interest Income, Net
--------------------

     Interest income totaled $0.7 million and $0.4 million for the five months ended June 30, 2000 and 1999, respectively and represents interest earned on investments in marketable securities. Interest expense totaled $0.3 million and $0.2 million for the five months ended June 30, 2000 and 1999, respectively on debt that totaled approximately $14.7 million and $5.4 million at June 30, 2000 and 1999, respectively.

Liquidity and Capital Resources

     Since its inception, the Company has primarily financed its operations and investments in property and equipment through cash generated from bank borrowings, equipment leases, proceeds from the IPO, exercise of stock options, loans from a former officer of the Company, and from cash generated from operations.

     At June 30, 2000, the Company had $63.9 million of working capital. Cash and cash equivalents decreased $0.2 million for the five months ended June 30, 2000. The $11.8 million of cash used in operations was primarily offset by the net sale of marketable securities of approximately $60 million and borrowings on the line of credit of approximately $6.0 million.

     On April 26, 2000, the Company refinanced the mortgage on the 420 W. Huron building by securing a $3.9 million multi-draw loan that covers both the purchase price and build-out associated with the building. The 4-year balloon note bears interest at 9.2% and replaces a prior $2.2 million multi-draw mortgage. The refinancing generated approximately $1.7 million of additional cash to the Company. As of June 30, 2000, 3.1 million was outstanding on the new mortgage payable. The Company plans to finance an additional $0.8 million under this loan at the time of the final phase of the purchase of the building, which is scheduled to occur no later than October 2000. The monthly principal and interest payment will increase to approximately $35,000 at that time and will be payable monthly through the maturity date of May 31, 2004.

     On November 10, 1999, the Company obtained a new $15 million secured two-year revolving line of credit from American National Bank, which replaced an existing $10 million line of credit. The new line of credit matures on November 10, 2001, and bears interest at a variable rate of 1.5% above the bank's highest CD rate. In addition, there is an unused facility fee of ten basis points per year on the average amount of the unused facility. The line of credit agreement requires the Company to maintain certain minimum levels of working capital, net worth, and liquidity. Borrowings are collateralized by substantially all the assets of the Company. At June 30, 2000, the Company is in compliance with, or has obtained waivers for the covenants. Borrowings are collateralized by substantially all the assets of the Company. As of June 30, 2000, the interest rate was 6.9% and the outstanding balance on this line of credit was $11.6 million. Currently, the Company is renegotiating the line of credit.

     The Company believes that the existing credit facilities and funds from operations and from acquisitions will be sufficient to meet the Company's cash requirements for at least the next twelve months. The Company's capital requirements will depend on numerous factors, including the rates at which the Company grows, expands its personnel and infrastructure to accommodate growth and invests in new technologies. The Company has various ongoing needs for capital, including working capital for operations, project development costs and capital expenditures to maintain and expand its operations. In addition, as part of its strategy, the Company evaluates potential acquisitions of, or alliances with, businesses that extend or complement the Company's business. The Company may in the future consummate acquisitions or alliances that may require the Company to make additional capital expenditures, and such expenditures may be significant. Future acquisitions and alliances may be funded with available cash from seller financing, institutional financing, issuance of common stock of the Company and/or additional equity or debt offerings. There can be no assurance that the Company will be able to raise any additional required capital on favorable terms, or at all.

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


Part II.  Other Information

Item 1.   Legal Proceedings

          In August 2000, the Company received a copy of a Demand for Arbitration filed with the American Arbitration association (AAA") whereby claimants Eliot Kang Productions, Inc. and Eliot Kang and Associates Inc. are seeking $1 million for an alleged breach of contract. In November 1997, the Company and a subsidiary the Company entered into an Asset Purchase Agreement with the claimants, who were then operating under different names. The Company has not yet received a copy of any materials from the AAA. It is impossible to ascertain the ultimate outcome of this matter. The Company intends to vigorously defend its position and pursue all remedies available to it. An adverse determination could have a material adverse effect on the Company's results of operations and financial position.

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

          In November 1998, the Company filed a complaint in the Supreme Court of the State of New York against Finkle, Ross & Rost, L.L.P., the former accountants for Yurianna, Inc., the company from which the Company acquired various assets of YAR, alleging breach of contract and accountant malpractice. The action seeks damages believed to exceed $13.5 million and such other relief as the court deems just and equitable. Discovery is being conducted. In December 1998, Finkle, Ross & Rost, LLP filed a complaint in the Supreme Court of the State of New York against the Company for $28,750 for accounting services rendered. The complaint was subsequently reduced to $11,250 by Finkle, Ross & Rost, L.L.P.

          There are no other active claims or lawsuits against the Company that management believes are material.


Item 4.     Submission Of Matters To A Vote Of Securities Holders

       The Company held a Special Meeting of Stockholders (the "Meeting") on May 1, 2000 at the Company's offices at 420 West Huron Street, Chicago, Il. Proxies were solicited for the Meeting. There were two matters proposed and voted on at the Meeting. Both proposals were approved by a majority of the vote. Of the 14,917,249 shares eligible to vote 9,778,870 were voted at the Meeting.

     The first proposal at was to approve the issuance of shares of Leapnet, Inc. common stock to the stockholders of SPR Inc. in the merger of Brassie Corporation, a wholly owned subsidiary of the Company, with and into SPR. Under the merger agreement, each outstanding share of SPR common stock would be converted into the right to receive 1.085 shares of Leapnet common stock and SPR would become a subsidiary of Leapnet. Of the shares voted 9,688,857 votes were in favor of this proposal, 66,805 votes were voted against the proposal, and 23,208 abstained from voting.

     The second proposal was for the amendment of the Employee Incentive Compensation Plan to increase the number of shares reserved under the plan from 5 to 10 million shares. Of the shares voted, 7,958,197 were voted in favor of this proposal, 1,797,602 were voted against the proposal, and 23,071 abstained from voting.

  The Annual Meeting of Stockholders of the Company was held at 420 West Huron Street, Chicago, Il. on July 11, 2000. There were 28,902,587 shares eligible to vote. Three individuals were nominated and elected to serve as class I directors until the 2003 Annual Meeting of Stockholders, or until their respective successors shall have been elected and shall have qualified, by the following votes:

      Director             Shares For  Shares Withheld
                           ----------  ---------------

      Fredrick A. Smith    26,686,489      484,879
      Charles F. Moran     26,686,489      484,879
      Stephen J. Tober     26,680,240      491,128

      In addition to the above election, the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 was ratified and approved by the following vote:

      Shares For  Shares Against  Abstentions
      ----------  --------------  -----------
      27,015,949     143,680      11,739

      No other matters were submitted for vote.



Item 6.      Exhibits and Reports on Form 8-K

          a.  Exhibit
            27. Financial Data Schedule.

          b. Reports on Form 8-K
            Form 8-K, filed on June 12, 2000, which reports the completion of the Company's acquisition of SPR Inc.
            Form 8-K, filed on June 12, 2000, which reports the Company's change in fiscal reporting periods from a January 31 year-end to a December 31 year-end.


Items 2, 3 And 5 Are Not Applicable And Have Been Omitted.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LEAPNET, INC.
                                      ------------------
                                      (Registrant)

Date: August 15, 2000        By: /s/  ROBERT M. FIGLIULO
                                ------------------------
                                      Robert M. Figliulo
                                      Vice Chairman and Chief Executive Officer

Date: August 15, 2000        By: /s/  STEPHEN J. TOBER
                                ----------------------
                                      Stephen J. Tober
                                      President and Chief Operating Officer

Date: August 15, 2000        By: /s/  STEPHEN T. GAMBILL
                                ------------------------
                                      Stephen T. Gambill
                                      Vice President and Chief Financial Officer

                                 Leapnet, Inc.

                                 EXHIBIT INDEX


          Exhibit
          Number        Exhibits
          ------        --------
          27.           Financial Data Schedule