Form 10-Q
period 2000-09-30
LEAPNET INC
filed 2000-11-14
CIK 1015665

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

               for the quarterly period ended September 30, 2000

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

                                       N/A
(FORMER NAME, FORMER ADDRESS & FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIODS AS THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.      YES     X           NO
                                            ---------           ---------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

                                                 OUTSTANDING SHARES AT
                      CLASS                        NOVEMBER 10, 2000
         ------------------------------          ---------------------

         COMMON STOCK - $0.01 PAR VALUE                29,009,650

                                  LEAPNET, INC.

                                    FORM 10-Q
                              FOR THE PERIOD ENDED
                               SEPTEMBER 30, 2000

                                      INDEX

     PART I.               FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS:

                           CONDENSED CONSOLIDATED BALANCE SHEETS --
                                    SEPTEMBER 30, 2000 (UNAUDITED)
                                    AND JANUARY 31, 2000

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS --
                                    THREE MONTHS ENDED AND EIGHT MONTHS ENDED
                                    SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS --
                                    EIGHT MONTHS ENDED
                                    SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

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

     PART II.              OTHER INFORMATION

               ITEM 1.     LEGAL PROCEEDINGS

               ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

               ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     SIGNATURES

PART I.   FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                                Leapnet, Inc.
                               Unaudited Condensed Consolidated Balance Sheets
                                    (in thousands, except share amounts)


                                                                    September 30,     January 31,
                                                                        2000             2000
                                                                    -------------     -----------
                     Assets

Current assets:
 Cash and cash equivalents                                            $ 10,997         $ 15,652
 Accounts receivable, net of allowance for bad debts of $1,426 at
  September 30, 2000 and $637 at January 31, 2000                       20,392            6,717
 Marketable securities                                                  39,223              386
 Building held for sale                                                      -              580
 Other                                                                   1,254              737
                                                                      --------         --------
    Total current assets                                                71,866           24,072
                                                                      --------         --------
Property and equipment, net                                             10,339            6,068
Goodwill, net                                                           31,419                -
Other                                                                      125              196
                                                                      --------         --------
Total assets                                                          $113,749         $ 30,336
                                                                      ========         ========

        Liabilities And Stockholders' Equity

Current liabilities:
 Accounts payable                                                        2,932         $  3,448
 Payroll and other accrued expenses                                      7,299            1,612
 Current portion of long-term debt                                           -              722
                                                                      --------         --------
    Total current liabilities                                           10,231            5,782
                                                                      --------         --------
Commitments and Contingencies (Note 4)
Note payable                                                            13,617            7,313
Mortgage payable                                                         3,083            1,402
Stockholders' equity:
 Preferred stock,$0.01 par value, 20,000,000 shares                          -                -
  authorized, no shares issued or outstanding
 Common stock $0.01 par, 100,000,000 authorized,                           290              148
  28,983,789 and 14,807,883 shares issued and
  28,933,789 and 14,757,883 outstanding at
  September 30, 2000 and January 31, 2000, respectively
 Unrealized gain (loss) on marketable securities                          (189)              60
 Additional paid-in capital                                            127,955           39,162
 Accumulated deficit                                                   (41,087)         (23,380)
 Treasury stock - at cost, 50,000 shares                                  (151)            (151)
                                                                      --------         --------
 Total stockholders' equity                                             86,818           15,839
                                                                      --------         --------
Total liabilities and stockholders' equity                            $113,749         $ 30,336
                                                                      ========         ========

See Notes to unaudited condensed consolidated financial statements.

                                  Leapnet, Inc.
            Unaudited Condensed Consolidated Statements of Operations
               (in thousands, except per share and share amounts)

                                                              Three months                           Eight months
                                                           Ended September 30,                   Ended September 30,
                                                     -------------------------------       -------------------------------
                                                         2000                1999             2000                 1999
                                                     ------------        -----------       ------------        -----------
Revenues                                             $     16,060        $     9,457       $     35,112        $    23,117
Cost of services                                           13,389              5,432             30,188             15,451
                                                     ------------        -----------       ------------        -----------
  Gross profit                                              2,671              4,025              4,924              7,666
                                                     ------------        -----------       ------------        -----------
Other expenses:
  General and administrative                                7,865              2,979             19,001              7,281
  Amortization of goodwill                                  3,041                 --              5,068                 --
                                                     ------------        -----------       ------------        -----------
    Total other expenses                                   10,906              2,979             24,069              7,281
                                                     ------------        -----------       ------------        -----------
Operating loss                                             (8,235)             1,046            (19,145)               385
                                                     ------------        -----------       ------------        -----------
  Gain on sale of building                                     --                 --                585                 --
  Interest income, net                                        528                 49                853                294
                                                     ------------        -----------       ------------        -----------
Loss before income taxes                                   (7,707)             1,095            (17,707)               679
Provision (benefit) for income taxes                           --                 --                 --                 --
                                                     ------------        -----------       ------------        -----------
Net loss                                             $     (7,707)       $     1,095       $    (17,707)       $       679
                                                     ============        ===========       ============        ===========

Net income (loss) per share:
  Basic                                              $      (0.27)       $      0.08       $      (0.75)       $      0.05
  Diluted                                            $      (0.27)       $      0.08       $      (0.75)       $      0.05

Weighted average number of shares outstanding:
  Basic                                                28,927,794         14,102,062         23,692,384         14,091,882
  Diluted                                              28,927,794         14,165,471         23,692,384         14,166,031


See Notes to unaudited condensed consolidated financial statements, including note 3 which indicates that the results of SPR are included beginning May 1, 2000.

                                  Leapnet, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                    Eight Months
                                                                                 Ended September 30,
                                                                             ----------------------------
                                                                               2000               1999
                                                                             --------            --------
Cash flows from operating activities:
 Net income (loss) for the period                                            $(17,707)           $    679
 Adjustments to reconcile to net income (loss)
  to net cash provided by operating activities:
    Depreciation and amortization                                               6,497                 683
    Provision for impairment loss on capitalized software                         496                  --
    Gain from sale of building                                                   (585)                 --
    (Increase) decrease in accounts receivable, net                            (5,050)               (232)
    (Increase) decrease in prepaids and other assets                               71                (279)
    Increase (decrease) in accounts payable                                    (2,305)               (190)
    Increase (decrease) in payroll and other accrued expenses                   1,905              (1,138)
                                                                             --------            --------
Net cash (used in) operating activities                                       (16,678)               (477)
                                                                             --------            --------

Cash flows from investing activities:
    Purchases of property and equipment                                        (2,225)             (1,415)
    Capitalized software development costs                                         --                (297)
    Net proceeds from sale of building                                          1,165                  --
    Payments for merger costs associated with SPR acquisition                    (955)                 --
    Cash received in merger with SPR                                              907                  --
    Purchases of marketable securities                                         (8,380)                 --
    Sales/maturity of marketable securities                                    13,413                  --
                                                                             --------            --------
Net cash (used in) provided by investing activities                             3,925              (1,712)
                                                                             --------            --------

Cash flows from financing activities:
      Net proceeds from bank borrowings:
         Notes payable                                                          6,304                 745
         Mortgages payable:
           Bank borrowings                                                      1,642                 400
           Repayment                                                             (639)                 (8)
      Capital lease obligation                                                    (44)               (250)
    Proceeds from employee stock purchase and option plans                        835                  40
                                                                             --------            --------
Net cash provided by financing activities                                       8,098                 927
                                                                             --------            --------

NET (DECREASE) IN CASH                                                         (4,655)             (1,262)
Cash and cash equivalents, beginning of period                                 15,652              14,076
                                                                             --------            --------
Cash and cash equivalents, end of period                                     $ 10,997            $ 12,814
                                                                             ========            ========

Supplemental disclosure of cash payments made for:
    Interest                                                                 $    547            $    258
    Income taxes                                                             $     --            $     --
Supplemental disclosure of noncash investing and financing activities:
    Securities received from client for services rendered,
     stated at fair market value                                             $      -            $    326
Stock acquisition of SPR - Issuance of common stock in acquisition of SPR    $ 89,054                  --


See Notes to unaudited condensed consolidated financial statements, including note 3 which indicates that the results of SPR are included beginning May 1, 2000.

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

         The unaudited interim condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The statements of operations for the three and eight months ended September 30, 2000 and 1999, respectively, have been presented to conform with the financial presentation of companies within the Internet services industry. Additionally, certain other amounts as previously reported have been reclassified to conform with current year classifications. The results of operations for the three and eight months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

Note 2.   Change in Fiscal Year

         Effective May 1, 2000, the Company changed its fiscal year from January 31 to December 31. As such, the new fiscal quarters for the Company will end on March 31, June 30, September 30, and December 31. The Company is reporting a transition report for the eight-month period from February 1, through September 30, 2000.


Note 3.  Acquisitions

         On May 1, 2000, Leapnet completed the acquisition of SPR Inc. ("SPR"), a company that provides project-based IT consulting services. Pursuant to this merger, each share of SPR common stock was converted into approximately 1.085 shares of Leapnet common stock, resulting in the issuance of 13,915,401 shares valued at approximately $81.7 million. The total purchase price for SPR was valued at approximately $89.1 million, including $6.4 million related to the exchange of SPR stock options for Leapnet stock options and $1.0 million of acquisition costs. The merger was effected as a tax-free transaction for stockholders.

         The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition. The purchase price is based on preliminary estimates of the fair values, and, accordingly, the allocation may be revised at a later date. Goodwill related to the acquisition, totaling $36.5 million was recorded and is being amortized on a straight-line basis over a three-year period. The amount of goodwill amortization reflected in the statement of operations for the three and eight-month periods ended September 30, 2000, is $3.0 million and $5.1 million, respectively. SPR is included in Leapnet's consolidated financial statements beginning May 1, 2000.

         The following summary reflects unaudited selected pro forma financial information for the three and eight-month periods ended September 30, 2000 and 1999, as if the acquisition of SPR had occurred at the beginning of each period.

                                                     (in thousands, except per share amounts)
                                         Three months ended September 30,  Eight months ended September 30,
                                         --------------------------------  --------------------------------
                                               2000               1999            2000              1999
                                               ----               ----            ----              ----
Revenues                                     $16,060            $ 23,775       $ 42,153           $65,350
Net income (loss)                            $(7,707)           $ (2,284)      $(26,818)          $(8,320)
Net income (loss) per share                  $ (0.27)           $  (0.08)      $  (0.93)          $ (0.29)


         The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented. In addition, they are not intended to be a projection of future results nor do they incorporate or assume any benefits from cost savings or synergies that the combined company may realize after the merger.

Note 4. Legal Proceedings

         In August 2000, the Company received a copy of a Demand for Arbitration filed with the American Arbitration Association ("AAA") whereby claimants Eliot Kang Productions, Inc. and Eliot Kang and Associates Inc. are seeking $1 million for an alleged breach of contract. In November 1997, the Company and a subsidiary of the Company entered into an Asset Purchase Agreement with the claimants, who were then operating under different names. The Company has not yet received a copy of any materials from the AAA. It is impossible to ascertain the ultimate outcome of this matter. The Company intends to vigorously defend its position and pursue all remedies available to it. An adverse determination could have a material adverse effect on the Company's results of operations and financial position.

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

         In October 1999, The Crystal Lake Juke Box, Inc., Wixen Music Publishing, Inc., Charles McCormick, Charles Love, Willis Draffen, Jr., Harry Williams, individually and doing business as a group "Bloodstone," a recording and performing group filed a lawsuit against a subsidiary of Leapnet, The Leap Partnership, Anheuser-Busch Corporation, and Andy Milburn, an individual and doing business as "Tomandandy," in the United States District Court, for the Central District of California. With the participation and approval of The Leap Partnership's insurance carrier, this matter has been settled and the claims against The Leap Partnership and the other defendants have been dismissed. The Leap Partnership filed cross-claims against Andy Milburn doing business as "Tomandandy" and POW, Inc. doing business as "Tomandandy". All the cross-claims asserted by the defendants have been settled and dismissed.

         In November 1998, the Company filed a complaint in the Supreme Court of the State of New York against Finkle, Ross & Rost, L.L.P., the former accountants for Yurianna, Inc., the company from which the Company acquired various assets of YAR, alleging breach of contract and accountant malpractice. The case has been settled and dismissed with prejudice. In December 1998, Finkle, Ross & Rost, LLP filed a complaint in the Supreme Court of the State of New York against the Company for $28,750 for accounting services rendered. The complaint was subsequently reduced to $11,250 by Finkle, Ross & Rost, L.L.P. The case has been settled and dismissed with prejudice.

         There are no other active claims or lawsuits against the Company that management believes are material.

NOTE 5.   MARKETABLE SECURITIES

      The Company invests in investment-grade marketable securities with varying maturities. These securities include municipal bonds, corporate bonds and one equity security received as reimbursement for services performed. The Company accounts for its investments using Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Management determines the classification of investments under SFAS No. 115 at the time of purchase and reevaluates such classifications as of each balance sheet date.

The carrying amounts and fair values of the Company's marketable securities are as follows:

                                                                             (in thousands)
                                                                              Period Ended
                                                      -----------------------------------------------------------
                                                          September 30, 2000                January 31, 2000
                                                      ---------------------------       -------------------------
                                                       Amortized       Aggregate         Amortized     Aggregate
                                                      Cost Basis       Fair Value       Cost Basis     Fair Value
                                                      ----------       ----------       ----------     ----------
Available-for-sale:
   U.S. corporate notes maturing within 10 years       $23,627           $23,646           $ --           $ --
   U.S. corporate notes maturing after 10 years          5,959             5,940             --             --
   Corporate equity security                               326               137            326            386
   Municipal obligations maturing after 10 years         9,500             9,500             --             --
                                                       -------           -------           ----           ----

Total short-term investments                           $39,412           $39,223           $326           $386
                                                       =======           =======           ====           ====


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

Note 7.  Borrowings

LINE OF CREDIT

         On November 10, 1999, the Company obtained a new $15 million secured two-year revolving line of credit from American National Bank, which replaced an existing $10 million secured one-year revolving line of credit. The new line of credit matures on November 10, 2001, and bears interest at a variable rate of 1.5% above the bank's highest CD rate. In addition, there is an unused facility fee of ten basis points per year on the average amount of the unused facility. The debt covenants require certain minimum levels of working capital, net worth and liquidity. At September 30, 2000 the Company is in compliance with, or has obtained waivers for the covenants. Borrowings are collateralized by substantially all the assets of the Company. As of September 30, 2000, the interest rate was 6.9%. The outstanding balance on this line of credit was $13.6 million and $7.3 million as of September 30, 2000 and January 31, 2000, respectively.

         On October 9, 2000, the Company replaced the line of credit described above with an $18 million line of credit with American National Bank. The new line of credit matures on September 30, 2002, and bears interest at a variable rate of 1.25% above the bank's highest CD rate. In addition, there is an unused facility fee of ten basis points per year on the average amount of the unused facility. Borrowings are collateralized by substantially all the assets of the Company. The debt covenants require that the Company must maintain deposits at the bank equal to the greater of $6.0 million plus borrowings or 150% of borrowings.

MORTGAGE PAYABLE

On April 26, 2000, the Company refinanced the mortgage on the 420 W. Huron building by securing a $3.9 million multi-draw loan that covers both the purchase price and build-out associated with the building. The 4-year balloon note bears interest at 9.2% and replaces a prior $2.2 million multi-draw mortgage. As of September 30, 2000, $3.1 million was outstanding on the new mortgage payable. On October 9, 2000, the Company purchased the final phase of the building and financed an additional $0.8 million under this loan. The monthly principal and interest payment is approximately $35,000 and is payable monthly through the maturity date of May 31, 2004.

Note 8.  Comprehensive Income

         In September 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". The standard requires the reporting and display of comprehensive income, which includes all changes in stockholders' equity with the exception of investments by, or distributions to, stockholders. During the three months ended September 30, 2000 and 1999, the components of comprehensive income are as follows:

                                                                               (in thousands)
                                                                      Three months ended September 30,
                                                                       2000                     1999
                                                                      -------                  ------
         Net (loss) income                                            $(7,707)                 $1,095
         Unrealized (loss)/gain on short term investments                  27                    (206)
                                                                      -------                  ------
               Comprehensive (loss)/income                            $(7,680)                 $  889
                                                                      =======                  ======

Note 9.  Business Segments

         In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company has no separately reportable segments in accordance with this standard. Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports revenues by service lines. Amounts for the three and eight months ended September 30, 2000 and 1999, are shown in the table below:

                                                                (in thousands)
                                 Three months ended September 30,            Eight months ended September 30,
                           ------------------------------------------    ---------------------------------------
                                    2000                  1999                  2000                1999
                           --------------------    ------------------    -----------------   -------------------
                           Revenues        %        Revenues     %       Revenues     %      Revenues        %
                           --------        -        --------     -       --------     -      --------        -
E-business                 $ 9,951        62.0%    $ 3,111      32.9%    $21,267     60.6%    $ 5,634      24.4%
General IT consulting        3,059        19.0%         --       0.0%      5,410     15.4%         --       0.0%
Globalization                1,652        10.3%      2,921      30.9%      4,886     13.9%      6,170      26.7%
Advertising                  1,398         8.7%      3,425      36.2%      3,549     10.1%     11,313      48.9%
                           -------                 --------              -------              -------
Total                      $16,060                 $ 9,457               $35,112              $23,117
                           =======                 =======               =======              =======

NOTE 10.    NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of this standard will have a material impact on our financial position and results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." In addition, the SEC released, in October 2000, interpretative guidance on SAB 101 in the form of frequently asked questions and responses thereto. SAB 101 and the frequently asked questions and responses provide guidance for revenue recognition under certain circumstances. We are currently evaluating the impact of SAB 101 on our financial statements and related disclosures, but do not expect that such impact, if any, will be material. The accounting and disclosures prescribed by SAB 101 will be effective for our fiscal year ending December 31, 2000.

     In March 2000, the FASB issued FASB Interpretation No. 44 (FIN44), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB 25. The Interpretation provides guidance, some of which is a significant departure from current industry practice. The Interpretation generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000. However, for certain transactions the guidance is effective after December 15, 1998 and January 12, 2000. The adoption of this pronouncement did not have an effect on the current or historical financial statements, but may impact our future accounting regarding stock option transactions.

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

         The statements of operations of Leapnet, Inc. for the three and eight month periods ended September 30, 2000 and 1999 have been presented to conform with the financial presentation of companies within the Internet Services Industry. Such classifications primarily included allocating the Company's salaries and related expenses into either cost of services for billable employees or to general and administrative expenses for non-billable employees. Additionally, certain amounts as previously reported have been reclassified to conform to current year classifications.

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

         The results of operations for the three and eight month periods ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the entire year ended December 31, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

         Revenues increased to $16.1 million for the three months ended September 30, 2000 from $9.5 million for the three months ended September 30, 1999, an increase of approximately $6.6 million or 70%. The $6.6 million increase in revenue was primarily due to the acquisition of SPR. Revenues for SPR were $ 8.2 million during this period. Excluding revenues related to the SPR acquisition, revenues increased by $0.2 million after excluding $1.8 million in the 1999 period for the Hardee's account which terminated services with the Company in February 2000. Revenues for the e-business service line increased to $10.0 million for the three months ended September 30, 2000 from $3.1 million for the three months ended September 30, 1999, an increase of 223%.

COST OF SERVICES

         Cost of services consist of direct costs of servicing clients, including direct labor and related benefits and taxes, solution center facility costs, and direct production costs. Direct production costs include costs such as filming, animation, editing, special effects, photography and illustrations, artwork, computer design and various related production services which are generally outsourced, along with contracted talent and other costs related to creative executions which may include traditional media as well as new technologies and multimedia. Cost of services increased to $13.4 million for the three months ended September 30, 2000 from $ 5.4 million for the three months ended September 30, 1999, an increase of approximately $8.0 million or 146%. The $8.0 million increase was primarily due to the acquisition of SPR. Cost of services for SPR were $7.1 million for the three months ended September 30, 2000. Cost of services excluding the costs related to the SPR acquisition, increased by $0.9 million. This increase is primarily attributable to increased production costs incurred for client projects and salary and related benefits.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and Administrative Expenses include salaries and benefits of management and support staff, space and facilities expenses, depreciation, insurance, outside professional fees, and other corporate costs. General and administrative expenses increased to $7.9 million for the three months ended September 30, 2000 from $3.0 million for the three months ended September 30, 1999, an increase of approximately $4.9 million, or 163%. The $4.9 million increase in general and administrative expenses was partially due to the acquisition of SPR. General and administrative expenses for SPR were $2.7 million during the three months ended September 30, 2000. General and administrative expenses for the rest of the Company increased by $2.2 million. This increase was primarily due to increased costs in the Internet related subsidiaries as the Company has expanded its resources and facilities to support this service line.

AMORTIZATION OF GOODWILL

         Amortization of goodwill was $3.0 million for the three months ended September 30, 2000, and represents the goodwill resulting from the purchase of SPR Inc. on May 1, 2000. Goodwill amortization will approximate $1.0 million per month for 36 months.

INTEREST INCOME, NET

         Interest income totaled $0.8 million and $0.2 million for the three months ended September 30, 2000, and 1999, respectively and represents interest earned on investments in marketable securities. Interest expense totaled $0.3 million and $0.1 million for the three months ended September 30, 2000 and 1999, respectively on debt that totaled approximately $16.7 million and $5.8 million at September 30, 2000 and 1999, respectively.

EIGHT MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

         Revenues increased to $35.1 million for the eight months ended September 30, 2000 from $23.1 million for the eight months ended September 30, 1999, an increase of approximately $12.0 million or 52%. The $12.0 million increase in revenue was primarily due to the acquisition of SPR on May 1, 2000. Revenues for SPR were only included after the acquisition date and were $14.6 million for the eight months ended September 30, 2000. Revenues, excluding revenues related to the SPR acquisition, increased by $5.4 million after excluding $8.0 million in the 1999 period for the Hardee's account that terminated services with the Company in February 2000. Revenues for the e-business service line increased to $21.3 million for the eight months ended September 30, 2000 from $5.6 million for the eight months ended September 30, 1999, an increase of 280%.

COST OF SERVICES

         Cost of services increased to $30.2 million for the eight months ended September 30, 2000 from $15.5 million for the eight months ended September 30, 1999, an increase of approximately $14.7 million or 95%. The $14.7 million increase was primarily due to the acquisition of SPR. Cost of services for SPR were $12.3 million during this period. Cost of services for the rest of the Company, increased by $2.4 million. This increase is primarily attributable to increased production costs incurred for client projects in the 2000 period and salary and related benefits for the eight months ended September 30, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased to $19.0 million for the eight months ended September 30, 2000 from $7.3 million for the eight months ended September 30, 1999, an increase of approximately $11.7 million, or 160%. The increase in general and administrative expenses was partially due to the acquisition of SPR. General and administrative expenses for SPR were $4.7 million during this period. General and administrative expenses for the rest of the Company increased by $7.0 million, which were primarily due to increased costs in the Internet related subsidiaries as the Company has expanded its resources and facilities to support this line of the Company's business.

AMORTIZATION OF GOODWILL

         Amortization of goodwill was $5.1 million for the eight months ended September 30, 2000 and represents the goodwill resulting from the purchase of SPR Inc. on May 1, 2000. Goodwill amortization will approximate $1.0 million per month for 36 months.

INTEREST INCOME, NET

         Interest income totaled $1.5 million and $0.6 million for the eight months ended September 30, 2000 and 1999, respectively and represents interest earned on investments in marketable securities. Interest expense totaled $0.6 million and $0.3 million for the eight months ended September 30, 2000 and 1999, respectively on debt that totaled approximately $16.7 million and $5.8 million at September 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has primarily financed its operations and investments in property and equipment through cash generated from bank borrowings, equipment leases, proceeds from the IPO, exercise of stock options, loans from a former officer of the Company, and from cash generated from operations.

         At September 30, 2000, the Company had $61.6 million of working capital. Cash and cash equivalents decreased $4.7 million for the eight months ended September 30, 2000.

         On April 26, 2000, the Company refinanced the mortgage on the 420 W. Huron building by securing a $3.9 million multi-draw loan that covers both the purchase price and build-out associated with the building. The 4-year balloon note bears interest at 9.2% and replaces a prior $2.2 million multi-draw mortgage. The refinancing generated approximately $1.7 million of additional cash to the Company. As of September 30, 2000, $3.1 million was outstanding on the new mortgage payable. On October 9, 2000, the Company financed an additional $0.8 million under this loan with the final phase of the purchase of the building. The monthly principal and interest payment increased to approximately $35,000 is payable monthly through the maturity date of May 31, 2004.

         On November 10, 1999, the Company obtained a new $15 million secured two-year revolving line of credit from American National Bank, which replaced an existing $10 million line of credit. The new line of credit matures on November 10, 2001, and bears interest at a variable rate of 1.5% above the bank's highest CD rate. In addition, there is an unused facility fee of ten basis points per year on the average amount of the unused facility. The line of credit agreement requires the Company to maintain certain minimum levels of working capital, net worth, and liquidity. Borrowings are collateralized by substantially all the assets of the Company. At September 30, 2000, the Company is in compliance with, or has obtained waivers for the covenants. Borrowings are collateralized by substantially all the assets of the Company. As of September 30, 2000, the interest rate was 6.9% and the outstanding balance on this line of credit was $13.6 million.

         On October 9, 2000, the Company replaced the line of credit described above with an $18 million line of credit with American National Bank. The new line of credit matures on September 30, 2002, and bears interest at a variable rate of 1.25% above the bank's highest CD rate. In addition, there is an unused facility fee of ten basis points per year on the average amount of the unused facility. Borrowings are collateralized by substantially all the assets of the Company. The debt covenants require that the Company must maintain deposits at the bank equal to the greater of $6.0 million plus borrowings or 150% of borrowings.

         The Company believes that the existing credit facilities, sales of marketable securities, and funds from operations will be sufficient to meet the Company's cash requirements for at least the next twelve months. The Company's capital requirements will depend on numerous factors, including the rates at which the Company grows, expands its personnel and infrastructure to accommodate growth and invests in new technologies. The Company has various ongoing needs for capital, including working capital for operations, project development costs and capital expenditures to maintain and expand its operations. In addition, as part of its strategy, the Company evaluates potential acquisitions of, or alliances with, businesses that extend or complement the Company's business. The Company may in the future consummate acquisitions or alliances that may require the Company to make additional capital expenditures, and such expenditures may be significant. Future acquisitions and alliances may be funded with available cash from seller financing, institutional financing, issuance of common stock of the Company and/or additional equity or debt offerings. There can be no assurance that the Company will be able to raise any additional required capital on favorable terms, or at all.

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

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

               In August 2000, the Company received a copy of a Demand for Arbitration filed with the American Arbitration Association (AAA") whereby claimants Eliot Kang Productions, Inc. and Eliot Kang and Associates Inc. are seeking $1 million for an alleged breach of contract. In November 1997, the Company and a subsidiary of the Company entered into an Asset Purchase Agreement with the claimants, who were then operating under different names. The Company has not yet received a copy of any materials from the AAA. It is impossible to ascertain the ultimate outcome of this matter. The Company intends to vigorously defend its position and pursue all remedies available to it.

         In October 1999, The Crystal Lake Juke Box, Inc., Wixen Music Publishing, Inc., Charles McCormick, Charles Love, Willis Draffen, Jr., Harry Williams, individually and doing business as a group "Bloodstone," a recording and performing group filed a lawsuit against a subsidiary of Leapnet, The Leap Partnership, Anheuser-Busch Corporation, and Andy Milburn, an individual and doing business as "Tomandandy," in the United States District Court, for the Central District of California. With the participation and approval of The Leap Partnership's insurance carrier, this matter has been settled and the claims against The Leap Partnership and the other defendants have been dismissed. The Leap Partnership filed cross-claims against Andy Milburn doing business as "Tomandandy" and POW, Inc. doing business as "Tomandandy". All the cross-claims asserted by the defendants have been settled and dismissed.

         In November 1998, the Company filed a complaint in the Supreme Court of the State of New York against Finkle, Ross & Rost, L.L.P., the former accountants for Yurianna, Inc., the company from which the Company acquired various assets of YAR, alleging breach of contract and accountant malpractice. This case has been settled and dismissed. In December 1998, Finkle, Ross & Rost, LLP filed a complaint in the Supreme Court of the State of New York against the Company for $28,750 for accounting services rendered. The complaint was subsequently reduced to $11,250 by Finkle, Ross & Rost, L.L.P. This case has been settled and dismissed with prejudice.

         There are no other active claims or lawsuits against the Company that management believes are material.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

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

                                LEAPNET, INC.
                                -------------
                                (Registrant)

Date:  November 14, 2000        BY:   /s/ ROBERT M. FIGLIULO
                                ------------------------------------------------
                                Robert M. Figliulo
                                Vice Chairman and Chief Executive Officer

Date:  November 14,  2000       BY:   /s/ STEPHEN J. TOBER
                                ------------------------------------------------
                                Stephen J. Tober
                                President and Chief Operating Officer

Date:  November 14, 2000        BY:   /s/ STEPHEN T. GAMBILL
                                ------------------------------------------------
                                Stephen T. Gambill
                                Vice President and Chief Financial Officer

                                  LEAPNET, INC.

                                  EXHIBIT INDEX

                  Exhibit
                  Number                    Exhibits
                  ------                    --------

                  27.                       Financial Data Schedule