Form 10-K405
period 2000-12-31
LEAPNET INC
filed 2001-04-02
CIK 1015665

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-K

   / /     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

   /X/     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER 000-20835

                            ------------------------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                           NAME OF EACH EXCHANGE
 TITLE OF EACH CLASS                        ON WHICH REGISTERED
---------------------                      ---------------------
        None                                       None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock (Par Value $.01 Per Share)
                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

    The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the Registrant, as of March 22, 2001, was $13,954,777 (based upon the closing sale price of the Common Stock on the NASDAQ National Market on March 22, 2001, and, for the purpose of this calculation only, assuming that all of the Registrant's directors and officers are affiliates.) There were 29,131,062 shares of Registrant's Common Stock, $.01 par value, outstanding as of March 22, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Proxy Statement for Leapnet's Annual Meeting of Stockholders in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    Leapnet, Inc. ("Leapnet" or "the Company") is an Internet professional services company that creates ingenious solutions to help businesses connect with the people and systems vital to their success. By drawing on its significant expertise in the core competencies of eConsulting, Creative & Marketing, and Technology, Leapnet provides clients with a competitive advantage in the new economy marketplace. Specifically, the Company's service offerings help market-leading companies develop/ execute eBusiness strategies and initiatives, create brand strategies, execute online and offline communication marketing initiatives, and leverage technology to enhance operations and communication.

    The list of clients who have recognized the value of Leapnet's integrated approach include American Airlines, Ernst & Young, MSNBC.com, Anheuser-Busch, Starwood Hotels and Resorts, Sears, Roebuck and Co., PurchasePro, Catalyst, Lincoln Financial Group, Sam's Club, and Northern Trust Corporation

    The most recent Gartner Group Research Brief estimates that the Information Technology Services sector will expand at a compound annual growth rate of 19% through 2004. The Gartner Group also reported that in 2000, 56% of Americans used the Internet on a regular basis to obtain information, transact business and communicate. The Company expects that the growing use of digital technologies to transform business practices will continue to compel Fortune 1000 clients to invest in the technologies necessary to remain competitive in the new information economy.

MISSION

    Leapnet's mission remains to harness and humanize information technology by creating ingenious, easy-to-use solutions that enrich and enhance the lives of people everywhere. Given the Company's expertise and experience in the core competencies necessary to provide Internet professional services, management believes Leapnet is well positioned to realize its vision of becoming not the biggest such company, but the best. Leapnet's management feels that its strategy of building a strong, quality-focused foundation to support long-term growth will make the Company an attractive alternative to competitors who were unable to avoid the inefficiencies and bureaucracy that were a byproduct of a "rapid growth at any cost" approach. The benefits of a more flexible, nimble Internet professional services vendor include speed to market; an emphasis on innovation; personalized service; and the ability to quickly identify and implement new techniques and technologies on behalf of clients.

SERVICES

    The acquisition of SPR Inc., in May 2000, allowed Leapnet to expand both the depth and breadth of the services it offers. Furthermore, the course of integration resulted in a more clearly defined and focused set of service offerings. Moving forward, the Company intends to be active in marketing nine primary services. The underlying strategy which determined the mix of service offerings was formed by a combination of current and projected marketplace demand, and the Company's stated goal of delivering consistently superior solutions that help businesses interact and connect with the people and systems vital to their success. While it's likely that the list below will evolve as market conditions and the Company's skills change over time, Leapnet feels that the following services offer the greatest opportunity to effectively meet demand in the present market.

    EBUSINESS STRATEGY

    Leapnet helps organizations transform and Web-enable critical business processes and applications to increase efficiency, create new revenue streams and build more lucrative connections with customers, vendors, and employees within the extended enterprise and eCommerce marketplace.

    EBUSINESS ARCHITECTING & PLANNING

    Leapnet helps companies analyze their current business processes and applications to determine how to best integrate new eBusiness solutions within an existing technical and business architecture.

    ONLINE/OFFLINE MARKETING & BRANDING

    Leapnet creates relevant and engaging marketing and communications solutions that help companies build and maintain strong relationships with their key audiences.

    WEB DEVELOPMENT

    Leapnet develops easy-to-use, intelligent online applications and user-focused interfaces that allow businesses to more efficiently interact and connect with the people and systems vital to their success.

    WEB ENABLEMENT OF LEGACY SYSTEMS

    Leapnet helps businesses leverage existing legacy systems by connecting and integrating them with Internet-based technologies. In addition, Leapnet helps companies incorporate and integrate disparate third party systems.

    EPROCUREMENT

    Leapnet's highly focused eProcurement practice helps companies connect and interact with their suppliers and vendors more effectively. By introducing customized, technology-based management to the process, virtually any large business can drive procurement costs down and efficiencies up.

    CUSTOM APPLICATION DEVELOPMENT

    Leapnet helps companies go beyond "off-the-shelf" solutions to provide a significant competitive advantage, and strengthen their connection to the people and systems that matter most to their success. The services Leapnet provides in developing custom software applications result in several benefits for our clients, including: solution longevity; a unique mix of leading-edge and appropriate existing technologies; and speed to market.

    QUALITY ASSURANCE

    Leapnet can help ensure the quality and performance of the technology-based business connections and interactions created by the Company. Leapnet provides a comprehensive Quality Assurance practice that helps companies better manage the risks of releasing new software applications.

    STRATEGIC STAFFING

    Leapnet helps businesses deliver mission critical technology solutions by supplementing an organization's strategic initiatives with experienced technology and project management professionals.

CORE COMPETENCIES

    To carry out the service offerings identified above, the Company maintains a high level of professional and technical expertise in several key functional disciplines. Leapnet's ability to establish and maintain a competitive advantage is based primarily on its success in hiring and retaining the individuals who comprise these core competencies. It is the Company's belief that its focus on employing an unsurpassed talent pool is central to its success in building a blue chip client list, and that this focus will help Leapnet continue to deliver ingenious, effective and appropriate solutions as the marketplace evolves.

    Leapnet's primary core competencies are: eConsulting; Creative & Marketing; and Technology

    Leapnet is headquartered in Chicago with offices in New York, Dallas, Waukesha, Wis. and Tulsa. Its main offices are located at 420 West Huron Street, Chicago, Illinois, 60610 and its telephone number at that address is (312) 528-2400. The Company's Internet address is: http://www.leapnet.com. Information contained on the Company's Internet site shall not be deemed part of this Report.

    The Company's common stock is traded on the NASDAQ National Market under the symbol LEAP.

RECENT DEVELOPMENTS

    During 2000, Leapnet took a number of steps to ensure that it remains competitive in the evolving Internet professional service industry. The most significant among these steps was the acquisition of SPR Inc. in May of 2000. This acquisition was viewed as beneficial to both companies for several important reasons. For Leapnet, the acquisition resulted in a strengthened competency in technology; the addition of several experienced executive-level managers; an enhanced geographic presence domestically; and a dramatically healthier cash position due to SPR's significant liquid assets. For SPR Inc., the acquisition meant that they could immediately begin competing for contracts outside of their historical areas of expertise, and use Leapnet's existing talent to avoid the costly re-engineering of their staff to meet the growing customer need for Internet-related technology services. By the end of the year, many of the most challenging integration issues had been addressed: Mission, Vision, and Value statements were developed; accounting, personnel, and administrative staffs were consolidated; the sales team had been retrained to bring the Company's message to market in a compelling way; a new, more unified and integrated "single Leapnet" organization had been created, replacing the historical holding company/subsidiary operating model; key service offerings and core competencies were defined; and, most importantly, senior-level leadership had been identified and empowered to complete the work of integration, and lead the Company into the future.

    The second significant development impacting the Company during 2000 was the downturn in the financial markets. This downturn, which had an especially pronounced impact on Internet-related businesses, in conjunction with the period of absorption which followed the years of intense demand for Internet professional services, led to a significantly more measured and cautious approach to spending on eBusiness-related initiatives. Despite this general slowdown, there are several reasons why the Company is cautiously optimistic: like many industry and media experts, it believes that fundamental business conditions remain sound; many of its competitors have been more sharply impacted by recent conditions than has the Company; and, lastly, Leapnet management was able to use this time of decreased demand to turn its attention toward meeting the internal challenges of integration, and to build an organization which, it believes, has tremendous potential for long-term success.

    On November 17, 2000, Fredrick A. Smith terminated his employment with the Company and resigned from the position of Chairman of the Board of Leapnet and from Leapnet's Board of Directors pursuant to the terms of a separation agreement of the same date.

LEAPNET'S STRATEGY

    Moving forward, Leapnet intends to remain highly flexible and responsive to client needs, thereby establishing a competitive advantage over larger, slower-moving Internet professional service companies.

The Company will continue to focus on the key vertical sectors in which it has demonstrated its expertise (Travel, Retail, etc.) while strengthening its service offerings to take future advantage of emerging opportunities such as broadband and rich media, wireless, and multi-channel points of distribution. Management is optimistic that its stated promise of creating ingenious and appropriate solutions can be fulfilled more effectively with the Company's move towards a unified operating model.

STRATEGIC ALLIANCES

    Leapnet's strategic emphasis on "quality" over "quantity" has naturally led the Company to adopt a more aggressive attitude with respect to the establishment of strategic alliances. In order to complement key strengths, the Company has signed a number of key partnership agreements during 2000. It is the Company's intent to continue pursuing relevant, mutually beneficial alliances with appropriate, market-leading partners.

COMPETITION

    The market for the Company's services is highly competitive and is characterized by pressures to incorporate emerging technologies, accelerate job completion schedules, and reduce prices. The Company faces competition from a number of sources, including specialized and integrated Internet developers; marketing & communication firms; information technology consulting firms; ad agencies; and vertical technology firms.

    Many of the Company's competitors or potential competitors have longer operating histories and client relationships, and greater financial management, technology, development, sales, marketing, and other resources than the Company. Leapnet competes on the basis of the quality, ingenuity and effectiveness of the solutions delivered by the Company. The Company believes that its principal competitive factors are its ability to understand a client's business; develop strategically sound, ingenious and appropriate solutions which help clients interact and connect with the people and systems vital to their success; understand the motives and behavior of the client's customers; produce high-quality work quickly; integrate a multi-disciplinary team to effectively solve a client problem; and develop/deploy technologies in a way that allows clients to meet objectives for growth and efficiency. Management believes the Company competes favorably with respect to each of these factors, however there can be no assurance that it will continue to compete successfully. To the extent that the Company's competitors are perceived as providing superior products, services or terms; or to the extent that the Company's clients are dissatisfied with the Company's products, services or terms, the Company's business, operating results and financial condition could be materially adversely affected.

EMPLOYEES

    As of December 31, 2000, Leapnet employed approximately 500 employees. The Company believes that its relations with its employees are good.

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

ITEM 2.  PROPERTIES

    Leapnet, Inc. is headquartered in Chicago in a building it owns. The purchase of the 35,000 square foot headquarters building was completed in October 2000. Leapnet leases 5,500 square feet of additional space in Chicago, 38,000 square feet in Oak Brook, Il, 19,000 square feet in Tulsa, 15,000 square feet in Waukesha, Wis., 23,000 square feet in New York City, 7,500 square feet in Dallas, and 4,400 square feet in San Francisco. The leases terminate in March 2001, October 2004, May 2004, June 2003,
December 2002, March 2003, and October 2004, respectively.

ITEM 3.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

    In August 2000, the Company received a copy of a Demand for Arbitration filed with the American Arbitration Association ("AAA") whereby claimants Eliot Kang Productions, Inc. and Eliot Kang and Associates Inc. are seeking $1 million for an alleged breach of contract. In November 1997, the Company and a subsidiary of the Company entered into an Asset Purchase Agreement with the claimants, who were then operating under different names. Discovery is being conducted. It is not possible to ascertain the ultimate outcome of this matter. The Company intends to vigorously defend its position and pursue all remedies available to it. An adverse determination could have a material adverse effect on the Company's results of operations and financial position.

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

    In October 1999, The Crystal Lake Juke Box, Inc., Wixen Music
Publishing, Inc., Charles McCormick, Charles Love, Willis Draffen, Jr., Harry Williams, individually and doing business as a group "Bloodstone," a recording and performing group filed a lawsuit against a subsidiary of Leapnet, The Leap Partnership, Inc., Anheuser-Busch Corporation, and Andy Milburn, an individual and doing business as "Tomandandy," in the United States District Court, for the Central District of California. With the participation and approval of The Leap Partnership's insurance carrier, this matter has been settled and the claims against The Leap Partnership and the other defendants have been dismissed. The Leap Partnership filed cross-claims against Andy Milburn doing business as "Tomandandy" and POW, Inc. doing business as "Tomandandy". All the cross-claims asserted by the defendants have been settled and dismissed.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK INFORMATION

    The Company's common stock is traded on the NASDAQ National Market under the symbol LEAP. As of March 22, 2000, there were 219 Shareholders of Record as furnished by the Company's Stock Transfer Agent and Registrar, EquiServe. Several brokerage firms, banks and other institutions ("nominees") are listed once on the Shareholders of Record listing, however, in most cases, the nominees' holdings represent blocks of the Company's stock held in brokerage accounts for a number of individual shareholders. As such, the actual number of shareholders of the Company is difficult to estimate with precision, but would be higher than the number of registered Shareholders of Record.

    The high and low sales prices of the Company's common stock for the eleven months ended December 31, 2000 and the years ended January 31, 2000 and 1999, respectively, are as follows:

                                                                HIGH       LOW
                                                              --------   --------
Eleven Months Ended December 31, 2000:
  Fourth quarter ended December 31, 2000....................   $2.688     $0.625
  Third quarter ended September 30, 2000....................   $3.375     $2.156
  Two months ended June 30, 2000............................   $4.250     $2.188
  First quarter ended April 30 2000.........................   $8.000     $2.250

Year ended January 31, 2000:
  Fourth quarter ended January 31, 2000.....................   $9.750     $3.750
  Third quarter ended October 31, 1999......................   $5.125     $2.063
  Second quarter ended July 31, 1999........................   $4.250     $2.000
  First quarter ended April 30, 1999........................   $4.125     $1.938

Year ended January 31, 1999:
  Fourth quarter ended January 31, 1999.....................   $5.000     $2.500
  Third quarter ended October 31, 1998......................   $4.625     $2.000
  Second quarter ended July 31, 1998........................   $7.625     $2.281
  First quarter ended April 30, 1998........................   $7.875     $1.188

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

                                             ELEVEN MONTHS
                                                 ENDED                YEAR ENDED JANUARY 31,
                                             DECEMBER 31,    -----------------------------------------
                                                 2000*         2000      1999*      1998*       1997
                                             -------------   --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues.................................     $ 47,115     $36,309    $ 35,920   $30,660    $16,088
  Operating income (loss)..................     $(32,581)    $  (769)   $(14,124)  $(9,390)   $ 1,386
  Net income (loss)........................     $(30,217)    $  (311)   $(18,323)  $(5,611)   $ 1,306
  Net Income (loss) per share:
    Basic..................................     $  (1.20)    $ (0.02)   $  (1.34)  $ (0.41)   $  0.12
    Diluted................................     $  (1.20)    $ (0.02)   $  (1.34)  $ (0.41)   $  0.12
  Weighted average shares
    Basic..................................       25,152      14,256      13,688    13,615     10,933
    Diluted................................       25,152      14,256      13,688    13,615     11,126

BALANCE SHEET DATA:
  Cash, cash equivalents, and marketable
    securities.............................     $ 29,048     $15,652    $ 14,076   $ 7,214    $32,313
  Working capital..........................     $ 35,162     $18,289    $ 11,573   $   820    $34,630
  Total assets.............................     $ 84,026     $30,336    $ 23,733   $46,054    $39,860
  Long-term obligations....................     $     --     $ 8,715    $    706   $   421    $   366
  Total stockholders' equity...............     $ 74,622     $15,839    $ 13,489   $30,841    $36,583

OTHER DATA (UNAUDITED):
  Book value per share.....................     $   2.97     $  1.11    $   0.99   $  2.27    $  3.29

------------------------

* The results of operations have been included for each subsidiary since its inception or acquisition date. The results of YAR Communications, Inc., a wholly-owned subsidiary of the Company, have been included since April 1, 1997. The results of One World Communications, Inc. (formerly known as Leap Global Communications, Inc.), have been included from November 1, 1997, through September 30, 1998, the effective date of the sale of assets to Young & Rubicam, Inc. The results of SPR Inc. have been included from
    May 1, 2000.

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

    In reviewing the Company's consolidated financial statements and the discussion of the results of operations that appears below, the following should be taken into consideration:

    On May 1, 2000, Leapnet completed the acquisition of SPR Inc. ("SPR"), a company that provides project-based IT consulting services. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition. SPR is included in Leapnet's consolidated financial statements beginning May 1, 2000. Goodwill related to the acquisition, totaling $36.5 million was recorded and is being amortized on a straight-line basis over a three-year period. The amount of goodwill amortization reflected in the statement of operations for the eleven-month period ended December 31, 2000, is $8.1 million. If Leapnet is unable to secure assignments that would utilize the skills of the SPR employees, or the difficult market conditions for Internet professional services companies do not improve, the Company may not be able to realize the value inherent in the goodwill resulting from the SPR acquisition. If the goodwill related to the SPR acquisition becomes impaired, Leapnet will incur a one-time non-cash charge for the write-off of all or a portion of such goodwill at the time of impairment.

    In June 2000, Leapnet announced that its Board of Directors approved a change in Leapnet's fiscal year end from January 31 to December 31. As such, the new fiscal quarters for the Company will end on March 31, June 30, September 30, and December 31. The Company filed transition reports for the two-month period ending June 30, 2000, and eleven months ending December 31, 2000.

    The historical statements of operations information of the Company for the eleven months ended December 31, 2000 and the years ended January 31, 2000 and 1999 have been reclassified to conform with the financial presentation of companies within the Internet services industry. Such classifications primarily include allocating the Company's salaries and related expenses into either cost of services for billable employees or to general and administrative expenses for non-billable employees.

REVENUES

    The Company recognizes revenues in the form of retainers, fixed fee arrangements, time and material-based billing, production billing, and media commissions for its services. Fees and billing rates are established by the Company taking into consideration the Company's resources and skills which will be applied to generate relevant strategic solutions for the client's communication, technology or marketing concerns; the value of Leapnet's strategic thinking; and Leapnet's ability to produce memorable campaigns to drive effective results for its clients. Certain assignments may also be based upon traditional methodologies which include basing fees on either an estimate of the amount and level of professional expertise to be provided by the Company and other committed resources needed to execute a particular client's engagement or based on the client's planned spending or budget over certain periods.

REVENUE RECOGNITION

    Due to the various services offered by Leapnet, management reviews each contract and applies the following revenue recognition policies based upon the nature of the engagement:

    RETAINER ARRANGEMENTS

    For arrangements that involve the performance of many services with a fixed period for performance, revenue is recognized ratably as it is earned.

    FIXED FEE ARRANGEMENTS

    Based on the nature of fixed fee arrangements, revenue is recognized using either the proportional performance, completed performance or the percentage of completion method. Revenue is recognized using the proportional performance method for arrangements that involve several deliverables being provided over time. Proportional performance is determined by relating the actual labor incurred to date to the Company's estimate of total labor to be incurred on each contract. Revenue is recognized using the completed performance method for arrangements that are short term in nature and those for which substantial performance of the contract is not achieved until the final deliverable is provided. Revenue is recognized using the percentage of completion method for software development arrangements that require significant system customization. Percentage completed is determined by relating the actual labor incurred to date to the Company's estimate of total labor to be incurred on each contract.

    TIME AND MATERIAL ARRANGEMENTS

    Revenue is generally recognized as services are performed based on actual hours incurred as they are accepted and billable to the client.

    PRODUCTION SERVICES

    Revenue is generally recognized upon completion of services. This revenue is generally recognized on a gross basis as the Company is acting as a principal in these arrangements.

    MEDIA SERVICES

    Commissions are recognized when Company-created materials appear on various media. The costs reimbursed to the Company for these services are generally recognized on a net basis as the Company is acting as an agent in these arrangements.

    "Costs and fees in excess of billings on uncompleted contracts" relates to direct costs accounted for under the completed performance method. Billings in excess of revenue earned are recorded as "billing in excess of costs and fees on uncompleted contracts" in the accompanying balance sheet. The Company reviews and revises estimates periodically, and adjustments resulting from such revisions are recorded in the period in which the revisions are made. Provisions for estimated losses on uncompleted contracts are assessed on a contract-by-contract basis and are recognized in the period in which such losses are determined.

    The term of written agreements between the Company and its clients vary. However, written agreements typically are terminable by either the client or the Company on short notice, often 90 days or less. Revenues, whether predominantly retainer or project-based, can vary materially from period to period. The Company's strategy is to focus on providing an expanded range of services to nationally recognized clients. The Company's results of operations will therefore, by design, be dependent upon the Company's ability to maintain its relationships with its key clients or to replace clients quickly should the Company or the client desire to reduce or terminate a relationship. There can be no assurance that period-to-period fluctuations in operating results will not occur.

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

                                              ELEVEN MONTHS            YEAR ENDED
                                                  ENDED               JANUARY 31,
                                              DECEMBER 31,       ----------------------
                                                  2000             2000          1999
                                              -------------      --------      --------
Revenues....................................      100.0%          100.0%        100.0%
Cost of services............................       90.7            63.2          68.7
                                                  -----           -----         -----
  Gross profit..............................        9.3            36.8          31.3
                                                  -----           -----         -----
Other expenses:
  General and administrative................       58.1            38.9          42.6
  Impairment of long-lived assets...........        3.1              --          25.9
  Restructuring expenses....................         --              --           2.1
  Amortization of goodwill..................       17.2              --            --
                                                  -----           -----         -----
    Total other expenses....................       78.4            38.9          70.6
                                                  -----           -----         -----
Operating loss..............................      (69.1)           (2.1)        (39.3)
                                                  -----           -----         -----
  Interest income, net......................        2.8             0.9          (0.5)
  Lawsuit settlement........................        1.6              --            --
  Gain on sale of building..................        1.2              --           3.2
  Loss on divestitures......................         --              --          (5.0)
  Other, net................................       (0.6)             --            --
                                                  -----           -----         -----
Loss before income taxes....................      (64.1)           (1.2)        (41.6)
Provision (benefit) for income taxes........         --             0.3          (9.4)
                                                  -----           -----         -----
Net loss....................................      (64.1)%          (0.9)%       (51.0)%
                                                  =====           =====         =====

ELEVEN MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED JANUARY 31,
  2000

    Revenues increased to $47.1 million for the eleven months ended
December 31, 2000 from $36.3 million for the year ended January 31, 2000, an increase of $10.8 million. This increase in revenue was primarily due to the acquisition of SPR on May 1, 2000. For the eleven months ended December 31, 2000, revenues for SPR included after the acquisition date were $20.8 million. Revenues decreased by $10.0 million, after excluding revenues related to the SPR acquisition. The decrease is attributable to the termination of the Hardee's account in February, 2000.

    Gross profit consists of revenues less cost of services, which includes direct costs of servicing clients, including direct labor and related benefits and taxes, and direct production costs. Direct production costs include costs such as freelance and contract labor, filming, animation, editing, special effects, photography and illustrations, artwork, computer design and various related production services which are generally outsourced and reflect production done on traditional media as well as with new technologies and multimedia. For the eleven months ended December 31, 2000, gross profit was $4.4 million, compared to $13.4 million for the year ended January 31, 2000, a decrease of $9.0 million. Gross profit for SPR was $1.8 million during the eleven months ended December 31, 2000. Gross profit for the rest of the Company, decreased by $10.8 million. As a percentage of revenue, gross profit decreased from 36.8% of revenue during the year ended January 31, 2000 to 9.3 % of revenue during the eleven months ended December 31, 2000. This decrease in gross profit and gross profit as a percentage of revenues is primarily attributable to increased salaries and decreased utilization rates for the Company's consultants during the eleven months ended December 31, 2000.

    General and administrative expenses include salaries and benefits of management, administrative services, recruiting expenses, space and facilities expenses, travel expenses related to general and administrative matters, depreciation, insurance, legal and accounting fees, management information system expenses and other corporate costs. General and administrative expenses increased to $27.4 million for the eleven months ended December 31, 2000 from $14.1 million for the year ended January 31, 2000, an increase of $13.3 million. The increase in general and administrative expenses was primarily due to the acquisition of SPR. General and administrative expenses for SPR were $7.9 million during the eleven months ended December 31, 2000. General and administrative expenses for the rest of the Company increased by $5.4 million, primarily due to increased costs related to the development of a human resources department (known as the People Group), increased recruiting efforts focused on internet-related skill sets, integration of the technology infrastructure, and travel associated with establishing client relationships and strategic partnerships.

    In December 2000, the Company recorded a $1.0 million charge to operating income related to the consolidation of leased office space in the Milwaukee and Oak Brook offices. The consolidation was a result of overall efforts to reduce general and administrative costs. The $1.0 million charge was comprised of $0.5 million related to furniture and leasehold improvements whose carrying amounts were reduced to fair market value, and $0.5 million of future lease costs net of expected sublease revenues. The lease obligation for the Milwaukee office ends May 31, 2001. The obligations for the Oak Brook facilities, which end in September 2002, and October 2004, were recorded net of sublease revenues, assuming that the offices would be subleased beginning on June 1 and July 1, 2001. A $0.5 million charge was recorded in April, 2000 for an impairment loss related to an email-based software application used to measure response to online marketing campaigns. The software is no longer being used by the Company, and has been reduced to fair market value.

    Amortization of goodwill was $8.1 million for the eleven months ended December 31, 2000 and represents the goodwill resulting from the purchase of SPR Inc. on May 1, 2000. Goodwill amortization will approximate $1.0 million per month for a total of 36 months.

    Interest income totaled approximately $2.2 million for the eleven months ended December 31, 2000, compared with $0.8 million for the fiscal year ended January 31, 2000, and was generated from investment-grade marketable securities with varying maturities. These securities include certificates of deposit, municipal bonds, and corporate bonds. Interest income was offset in part by interest expense of approximately $0.9 million for the eleven months ended December 31, 2000, and $0.5 million for the year ended January 31, 2000. The Company incurred interest expense on a line of credit and a mortgage which were paid in full in December 2000.

    On March 3, 2000, the Company sold a building, located at 22 West Hubbard Street, Chicago, Illinois for $1.2 million. which resulted in a gain on the sale of approximately $0.6 million. In

October 2000, the Company settled a lawsuit related to the acquisition of YAR Communications Inc. and received payment of approximately $0.8 million in settlement. In December 2000, the Company wrote down to market value an equity security it received from a customer as reimbursement for services performed. The loss of approximately $0.3 million was recorded as Other Income (Loss).

FISCAL YEAR ENDED JANUARY 31, 2000 COMPARED TO FISCAL YEAR ENDED JANUARY 31,
  1999

    Revenues increased to $36.3 million for the fiscal year ended January 31, 2000 from $35.9 million for the fiscal year ended January 31, 1999, an increase of $.4 million, or 1%. This net increase resulted from a $12 million increase in new and existing business, offset by a decrease of $11.6 million stemming from the sale of the One World subsidiary and the AT&T account of YAR in October of 1998. The $12 million increase in revenue was primarily due to growth at Quantum Leap, which grew 152% over the prior year, and at The Leap Partnership, which also grew by approximately 50%. As described above and in Dependence on Key Clients and Projects below, in November 1999, Hardee's, a client representing 32% of the Company's revenue for the year ended January 31, 2000, notified the Leap Partnership that it was terminating its National Advertising Agency Agreement effective February 22, 2000. To replace the revenues, the Company has already been dedicating a greater amount of resources toward communications using the Internet. As compared to the fiscal year 1999, total Internet related revenues for the fiscal year 2000 have grown by 165%. Additionally, in January 2000, the Company announced the intent to acquire SPR Inc., an IT services company with resources to help support Internet development efforts and provide other technology services and solutions for clients. The acquisition was completed May 1, 2000.

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

    General and administrative expenses decreased to $14.1 million for the fiscal year ended January 31, 2000 from $15.3 million for the fiscal year ended January 31, 1999, a decrease of approximately $1.2 million or 8%. This decrease was primarily due to the sale of One World and restructuring efforts at YAR which together resulted in a decrease of approximately $4.7 million in general and administrative expenses from the prior year. Also, the Company had already reduced costs as a result of the cessation of the Hardee's contract. The decreases in expenses have been offset in part by increases in general and administrative expenses of approximately $4.3 million. These increases primarily relate to increased facilities costs and depreciation expense and additional professional services at the corporate level including costs associated with the Company's annual report and shareholder meeting and legal and accounting services. As a percentage of revenue, general and administrative expenses decreased to approximately 39% for the fiscal year ended January 31, 2000, from approximately 43% for the prior year.

    During the fiscal year ended January 31, 1999, in connection with the sale of One World and the AT&T account of YAR (the "Sale") to Young & Rubicam, the Company recorded the following non-recurring charges: a $1.8 million loss on the Sale; $9.3 million in losses related to impaired assets, including goodwill and other long-lived assets; and a $738,000 charge related to restructuring the remaining YAR business . During the prior year, the Company also recorded the following non-recurring items: (i) approximately a $3.4 million reserve against the Company's previously recorded deferred tax assets and (ii) a $1.2 million gain on the sale of the Los Angeles office building.

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

LIQUIDITY & CAPITAL RESOURCES

    During the past eleven months, the Company has primarily financed its operations and investments in property and equipment through cash generated from the sale of marketable securities acquired through the purchase of SPR Inc., which was completed in May 2000, and from bank borrowings which have been completely paid off as of December 31, 2000.

    At December 31, 2000, the Company had $35.2 million of working capital, inclusive of $29.0 million in cash, cash equivalents, and marketable securities. During the eleven months ended December 31, 2000, cash used in operating activities was $19.3 million.

    Several actions are being taken to reduce the use of cash and return the Company to profitability. A reduction in force affecting 59 employees was completed in March, 2001. The reduction is expected to save the Company approximately $3.2 million during the calendar year 2001. Procedures have been put into action to improve management of the Company's consultant utilization and more closely match the inventory of available skills with project requirements, on a continual basis. Increased monitoring of consultant utilization will ensure that the Company's cost of consultants matches the market demand. Effective January 1, 2001, the Company's operations have been reorganized into practice areas that more closely align with its service offerings and engagements. In addition, a plan is being developed to reduce the amount of leased office space and sell or dispose of any under-performing or under-utilized assets.

    The best way to improve the Company's operating results comes from increased top-line sales performance focused on providing an expanded range of services to nationally recognized clients. Industry analysts project a more robust demand for Internet services in the second half of 2001. Key factors in this increased demand are: an improved economic climate, increased client budgets for Internet services, confidence in outsourcing web-related projects, and increased technology absorption.

    On October 9, 2000, the Company replaced a line of credit with an $18 million line of credit with American National Bank. This line of credit matures on September 30, 2002, and bears interest at a variable rate of 1.25% above the bank's highest CD rate. In addition, there is an unused facility fee of ten basis points per year on the average amount of the unused facility. Borrowings are collateralized by substantially all the assets of the Company. The debt covenants require that the Company must maintain deposits at the bank equal to the greater of $6.0 million plus borrowings, or 150% of borrowings. As of December 31, 2000, there is no outstanding balance on this line of credit.

    The Company purchased its building at 420 W. Huron, Chicago, Il. in three phases and financed the cost of the building and improvements for each phase. The first phase was financed on June 29, 1999, with a $2.2 million multi-draw mortgage. The five-year balloon note's interest rate was a fixed rate of 8.5%. On April 26, 2000, the Company completed the second phase and refinanced the $2.2 million mortgage by securing a $3.9 million multi-draw loan, with a 4-year balloon note with an interest rate of 9.2%. On October 9, 2000, the Company purchased the third and final phase of the building and borrowed an additional $0.8 million under this loan. The mortgages were secured by substantially all the assets of the Company as the mortgages were cross-collateralized with the line of credit described above. As of December 31, 2000, the mortgage has been paid in full.

    The Company believes that the existing credit facilities, cash and short-term investments, and funds from operations will be sufficient to meet its cash requirements for at least the next twelve months.

DEPENDENCE ON KEY CLIENTS AND PROJECTS

    A large portion of the Company's revenues have been concentrated among a number of nationally recognized clients. For the eleven-month period ended December 31, 2000, two clients accounted for 10.6% and 10.3% of consolidated revenues and the Company performed services for approximately 130 clients. For the fiscal year ended January 31, 2000, one client, Hardee's Food Systems, accounted for 32% of consolidated revenues. Hardees terminated its agreement with Leapnet effective February 22, 2000. For the year ended January 31, 1999, two clients accounted for 24.2% and 13.1% of consolidated revenues. Management believes that the loss of key clients could have an adverse impact on the Company's business, results of operations and financial condition, particularly in the short term.

RECENTLY ISSUED ACCOUNTING STANDARDS

    The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities in June 1998. Subsequently, SFAS No. 133 was amended by SFAS No. 138, "Accounting for Certain Derivatives Instruments and Certain Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for fiscal years beginning in 2001. The Company does not currently have any derivative instruments or conduct any hedging activities.

    On February 14, 2001, the FASB issued an Exposure Draft entitled "Business Combinations and Intangible Assets--Accounting for Goodwill". The Exposure Draft requires the use of a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful economic life. Under this approach, goodwill and intangibles would not be amortized, but would be written down and expensed against earnings only in periods in which the recorded value exceeded the fair value. The Company has not yet quantified the impacts of adopting the new exposure Draft, but it could result in significant changes to amortization expense and the classification and recording of intangibles currently on the books, as well as any future acquisitions.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. When used in this report, words such as "anticipates," "believes," "continues," "estimates," "expects," "goal," "may," "opportunity," "plans," "potential," "projects," "will," and similar expressions as they relate to the Company or its Management are intended to identify such forward-looking statements. A number of important factors could cause the Company's actual results, performance or achievements for 2001 and beyond to differ materially from that expressed in such forward-looking statements. These factors are set forth in the Company's Registration Statements on Form S-1 (File No. 333-05051) on Form S-4 (File No. 333-31470) under the heading "Risk Factors" and are incorporated by reference herein, and also include, without limitation, material changes in economic conditions in the markets served by the Company's clients; and potential clients; changes in government regulation, including regulations regarding the Internet, and legal uncertainties; competition in the Company's industry; uncertainties relating to the developing market for new media; changing technologies, any inability to meet expectations in the performance of services which could lead to claims or liabilities;inability of the Company to enter into profitable contracts or staff projects profitably; costs and uncertainties relating to establishing new offices and bringing new or existing offices to profitability; costs and uncertainties involving the integration of operations acquired by the Company; any inability of the Company to raise additional financing in the future on favorable terms, or at all; potential adverse effects of litigation; uncetainties relating to the Company's dependence on, and loss of, key personnel and vendors; the Company's dependence on key clients and projects (as discussed further above under "Dependence on Key Clients and Projects"); the Company's ability to mange growth effectively, and continued volatility and wide fluctuations in the price of the Company's stock. The actual results that Leapnet achieves may differ materially from foward looking projections due to such risks and uncertainties. These forward looking statements are based on current expectations and Leapnet assumes no obligation to update this information.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At December 31, 2000, Leapnet had $29.0 million in cash, cash equivalents, and marketable securities. Cash and cash equivalents generally consist of cash and money market instruments with short-term maturities. These investments are stated at cost, which approximates fair value, and are also considered cash equivalents for the purposes of reporting cash flows. Leapnet invests in investment-grade marketable securities with varying maturities. These securities include certificates of deposit, municipal bonds, and corporate bonds. In addition, Leapnet owns one equity security received as reimbursement for services performed and is valued at market, approximately $71,000, at December 31, 2000. Leapnet currently does not invest in derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Arthur Andersen LLP, Independent Public
  Accountants...............................................     17

Consolidated Balance Sheets as of December 31, 2000 and
  January 31, 2000..........................................     18

Consolidated Statements of Operations for the Eleven Months
  Ended December 31, 2000 and the Years Ended January 31,
  2000 and 1999.............................................     19

Consolidated Statements of Cash Flows for the Eleven Months
  Ended December 31, 2000 and the Years Ended January 31,
  2000 and 1999.............................................     20

Consolidated Statements of Stockholders' Equity for the
  Eleven Months Ended December 31, 2000 and the Years Ended
  January 31, 2000 and 1999.................................     21

Notes to Consolidated Financial Statements..................     22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Leapnet, Inc.:

    We have audited the accompanying consolidated balance sheets of Leapnet, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and January 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the eleven months ended December 31, 2000 and each of the two years in the period ended January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Leapnet, Inc. and subsidiaries as of December 31, 2000 and January 31, 2000, and the results of their operations and their cash flows for the eleven months ended December 31, 2000, and for each of the two years in the period ended
January 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Chicago, Illinois
February 9, 2001

                                 LEAPNET, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                              DECEMBER 31,   JANUARY 31,
                                                                  2000          2000
                                                              ------------   -----------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $  1,248      $  2,932
  Marketable securities.....................................      27,800        13,106
  Accounts receivable, net:
    Trade...................................................      13,821         6,001
    Employees, interest, and other..........................         713           287
  Costs and fees in excess of billings on uncompleted
    projects................................................         217           567
  Building held for sale....................................          --           580
  Prepaid expenses and other................................         767           599
                                                                --------      --------
    Total current assets....................................      44,566        24,072
                                                                --------      --------
  Property and equipment
    Land....................................................         720           720
    Building and building improvements......................       4,226         2,671
    Leasehold improvements..................................       1,174           745
    Computer equipment and software.........................       9,997         4,233
    Furniture and equipment.................................       4,800         1,490
                                                                --------      --------
                                                                  20,917         9,859
    Less accumulated depreciation...........................      (9,960)       (3,791)
                                                                --------      --------
      Net property and equipment............................      10,957         6,068
Goodwill, net...............................................      28,378            --
Other.......................................................         125           196
                                                                --------      --------
Total assets................................................    $ 84,026      $ 30,336
                                                                ========      ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  2,996      $  3,448
  Accrued expenses:
    Payroll and payroll related.............................       3,036           447
    Obligation for lease contracts..........................         474            --
    Other...................................................       1,105           788
  Current portion of long-term debt.........................          --           722
  Billings in excess of costs and fees on uncompleted
    contracts...............................................       1,793           377
                                                                --------      --------
    Total current liabilities...............................       9,404         5,782
                                                                --------      --------
Note payable................................................          --         7,313
Mortgage payable............................................          --         1,402
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value, 20,000,000 shares
    authorized, no shares issued or outstanding.............          --            --
  Common stock $0.01 par, 100,000,000 authorized, 29,181,062 and 14,807,883 shares issued and 29,131,062 and
    14,757,883 outstanding at December 31, 2000 and
    January 31, 2000, respectively..........................         292           148
  Accumulated other comprehensive income....................          --            60
  Additional paid-in capital................................     128,077        39,162
  Accumulated deficit.......................................     (53,596)      (23,380)
  Treasury stock--at cost, 50,000 shares....................        (151)         (151)
                                                                --------      --------
  Total stockholders' equity................................      74,622        15,839
                                                                --------      --------
Total liabilities and stockholders' equity..................    $ 84,026      $ 30,336
                                                                ========      ========

See Notes to consolidated financial statements, including Note 4 which indicates that the results of SPR are included beginning May 1, 2000.

                                 LEAPNET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              ELEVEN MONTHS       YEAR ENDED
                                                                  ENDED           JANUARY 31,
                                                              DECEMBER 31,    -------------------
                                                                  2000          2000       1999
                                                              -------------   --------   --------
Revenues....................................................     $ 47,115     $36,309    $ 35,920
Cost of services............................................       42,743      22,944      24,686
                                                                 --------     -------    --------
  Gross profit..............................................        4,372      13,365      11,234
                                                                 --------     -------    --------
Other expenses:
  General and administrative................................       27,386      14,134      15,308
  Lease obligations and impairment of long-lived assets.....        1,459          --       9,312
  Restructuring expenses....................................           --          --         738
  Amortization of goodwill..................................        8,108          --          --
                                                                 --------     -------    --------
    Total other expenses....................................       36,953      14,134      25,358
                                                                 --------     -------    --------
Operating loss..............................................      (32,581)       (769)    (14,124)
                                                                 --------     -------    --------
  Interest income, net......................................        1,342         321        (166)
  Lawsuit settlement........................................          750
  Gain on sale of building..................................          585          --       1,154
  Loss on divestitures......................................           --          --      (1,802)
  Other, net................................................         (313)         --          --
                                                                 --------     -------    --------
Loss before income taxes....................................      (30,217)       (448)    (14,938)
Provision (benefit) for income taxes........................           --        (137)      3,385
                                                                 --------     -------    --------
Net loss....................................................     $(30,217)    $  (311)   $(18,323)
                                                                 ========     =======    ========

Net loss per share:
  Basic.....................................................     $  (1.20)    $ (0.02)   $  (1.34)
  Diluted...................................................     $  (1.20)    $ (0.02)   $  (1.34)

Weighted average number of shares outstanding:
  Basic.....................................................       25,152      14,256      13,688
  Diluted...................................................       25,152      14,256      13,688

See Notes to consolidated financial statements, including Note 4 which indicates that the results of SPR are included beginning May 1, 2000.

                                 LEAPNET, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                              ELEVEN MONTHS        YEAR ENDED
                                                                  ENDED            JANUARY 31,
                                                              DECEMBER 31,    ---------------------
                                                                  2000           2000        1999
                                                              -------------   ----------   --------
Cash flows from operating activities:
  Net loss for the period...................................    $(30,217)      $   (311)   $(18,323)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................      10,348          1,212       2,775
    Deferred income taxes...................................          --             --       2,960
    Loss on divestitures....................................          --             --       1,802
    Provision for lease obligations and impairment loss.....       1,459             --       9,240
    Unrealized loss on investments..........................         254             --          --
    Gain from sale of building..............................        (585)            --      (1,155)
    Changes in operating assets and liabilities, net of
      acquisitions:
      Accounts receivable, net..............................         378            (43)     (2,064)
      Costs and fees in excess of billings on uncompleted
        projects............................................         350           (227)        141
      Prepaid expenses and other............................         421           (637)        313
      Accounts payable......................................      (2,241)           795        (247)
      Payroll and payroll related expenses..................         212            348       1,089
      Accrued other expenses................................      (1,088)            --          --
      Accrued restructuring expenses........................          --           (234)       (396)
      Billings in excess of costs and fees on uncompleted
        contracts...........................................       1,416           (954)        937
                                                                --------       --------    --------
Net cash used in operating activities.......................     (19,293)           (51)     (2,928)
                                                                --------       --------    --------
Cash flows from investing activities:
  Purchases of property and equipment.......................      (4,142)        (4,726)     (1,028)
  Proceeds from business divestitures.......................          --             --       5,300
  Receipt of escrow monies in connection with YAR...........          --                      2,725
  Capitalized software development costs....................          --           (546)       (211)
  Net proceeds from sale of building........................       1,165             --       3,476
  Payments for merger costs associated with SPR
    acquisition.............................................        (955)            --          --
  Cash received in merger with SPR..........................         907             --          --
  Repayment of notes receivable.............................          --             --       1,820
  Purchases of marketable securities........................      (9,777)       (73,350)    (12,196)
  Sales/maturity of marketable securities...................      38,887         72,825       4,372
                                                                --------       --------    --------
Net cash (used in) provided by investing activities.........      26,085         (5,797)      4,258
                                                                --------       --------    --------
Cash flows from financing activities:
  Net proceeds (payments) related to bank borrowings:
    Notes payable...........................................      (7,313)         3,240      (2,140)
    Mortgages payable:
      Bank borrowings.......................................       2,440          1,427          --
      Repayment.............................................      (4,519)            --        (747)
    Capital lease obligation................................         (44)          (370)       (375)
  Proceeds from employee stock purchase and option plans....         960          2,602         971
                                                                --------       --------    --------
Net cash (used in) provided by financing activities.........      (8,476)         6,899      (2,291)
                                                                --------       --------    --------
NET INCREASE (DECREASE) IN CASH.............................      (1,684)         1,051        (961)
Cash and cash equivalents, beginning of period..............       2,932          1,881       2,842
                                                                --------       --------    --------
Cash and cash equivalents, end of period....................    $  1,248       $  2,932    $  1,881
                                                                ========       ========    ========
Supplemental disclosure of cash payments made for:
  Interest..................................................    $    864       $    457    $    543
  Income taxes..............................................          --             --         306
Supplemental disclosure of noncash investing and financing
  activities:
  Securities received from client for services rendered,
    stated at fair market value.............................          --       $    386          --
Stock acquisition of SPR
  Issuance of common stock in acquisition of SPR............    $ 89,054             --          --
  Net book value of SPR.....................................    $ 52,568             --          --
  Goodwill..................................................    $ 36,486             --          --

     See Notes to consolidated financial statements, including Note 4 which indicates that the results of SPR are included beginning May 1, 2000.

                                 LEAPNET, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                            TREASURY                                ACCUMULATED
                                         COMMON STOCK        STOCK     ADDITIONAL                      OTHER            TOTAL
                                      -------------------   --------    PAID-IN     ACCUMULATED    COMPREHENSIVE    STOCKHOLDERS'
                                       SHARES     AMOUNT     AMOUNT     CAPITAL       DEFICIT          INCOME          EQUITY
                                      --------   --------   --------   ----------   ------------   --------------   -------------
Balance at January 31, 1998........    13,637      $136      $(151)     $ 35,601      $ (4,745)                       $ 30,841
  Employee stock purchase plan.....        61         1         --            64            --                              65
  Employee stock options
    exercised......................       434         4         --           902            --                             906
  Net loss.........................        --        --         --            --       (18,323)                        (18,323)
                                       ------      ----      -----      --------      --------         -----          --------
Balance at January 31, 1999........    14,132       141       (151)       36,567       (23,068)           --            13,489
  Employee stock purchase plan.....        28        --         --            56            --                              56
  Employee stock options
    exercised......................       648         7         --         2,539            --                           2,546
  Comprehensive income:
    Net loss.......................                                                       (311)                           (311)
    Other comprehensive income:
      Unrealized gain on
        investment.................        --        --         --            --            --            60                60
                                                                                                                      --------
  Comprehensive income.............        --        --         --            --            --            --              (251)
                                       ------      ----      -----      --------      --------         -----          --------
Balance at January 31, 2000........    14,808       148       (151)       39,162       (23,379)           60            15,840
  Employee stock purchase plan.....       314         3         --           428                                           431
  Employee stock options
    exercised......................       144         2         --           527            --                             529
  Purchase acquisition of SPR......    13,915       139         --        87,960            --                          88,099
  Comprehensive income:
    Net loss.......................        --        --         --            --       (30,217)           --           (30,217)
    Other comprehensive income:
      Unrealized loss on
        investment.................                                                                     (314)             (314)
      Reclassification adjustment
        for loss on investment
        included in net loss.......        --        --         --            --            --           254               254
                                                                                                                      --------
  Comprehensive income.............        --        --         --            --            --            --           (30,277)
                                       ------      ----      -----      --------      --------         -----          --------
Balance at December 31, 2000.......    29,181      $292      $(151)     $128,077      $(53,596)        $  --          $ 74,622
                                       ======      ====      =====      ========      ========         =====          ========

     See Notes to consolidated financial statements, including Note 4 which indicates that the results of SPR are included beginning May 1, 2000.

                         LEAPNET, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF BUSINESS

    Leapnet, Inc. ("Leapnet" or "the Company" and formerly The Leap
Group, Inc.) is incorporated in the state of Delaware and is an Internet professional services company that creates ingenious solutions to help businesses interact and connect with the people and systems vital to their success. It's main areas of business are: corporate communication through both traditional and online mediums; eBusiness consulting; and the development/deployment of technologies necessary for companies to remain competitive in today's information-age economy. The Company provides Internet strategy, creative& marketing, and technology services branded as one entity. On April 9, 1999, the Company changed its name from The Leap Group, Inc. to Leapnet, Inc. to reflect its stronger emphasis on providing services related to the internet, as well as the increased demand for such services from existing and potential new clients.

LIQUIDITY

    The Company has experienced net losses and negative cash flow from operations. As of December 31, 2000, the Company has an accumulated deficit of $53.6 million. The Company expects to incur operating losses over the near term. Leapnet's ability to achieve successful future operations and satisfy its obligations as they become due will depend on many factors including its ability to maintain its customer base and attract future equity infusions. There can be no assurance that the Company will ever achieve operating profits or continue to satisfy its obligations as they become due.

    Several actions are being taken to reduce the use of cash and return the Company to profitability. A reduction in force affecting 59 employees was completed in March, 2001. The reduction is expected to save the Company approximately $3.2 million during the calendar year 2001. Procedures have been put into action to improve management of the Company's consultant utilization and more closely match the inventory of available skills with project requirements, on a continual basis. Increased monitoring of consultant utilization will ensure that the Company's cost of consultants matches the market demand. Effective January 1, 2001, the Company's operations have been reorganized into practice areas that more closely align with its service offerings and engagements. In addition, a plan is being developed to reduce the amount of leased office space and sell or dispose of any under-performing or under-utilized assets.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Leapnet and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents generally consist of cash and money market instruments with short-term maturities. These investments are stated at cost, which approximates fair value, and are also considered cash equivalents for the purposes of reporting cash flows.

                         LEAPNET, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
MARKETABLE SECURITIES

    The Company invests in investment-grade marketable securities with varying maturities. These securities include certificates of deposit, municipal bonds, and corporate bonds. In addition, the Company owns one equity security received as reimbursement for services performed and is valued at market. Management determines the classification of investments at the time of purchase and evaluates such classifications as of each balance sheet date.

    During the eleven-month period ending December 31, 2000, the Company recorded a loss of $254,000 which is included in other expense related to the equity security. The decline in market value was deemed to be other than temporary.

    The carrying amounts and fair values of the Company's marketable securities are as follows:

                                                                         PERIOD ENDED
                                                       -------------------------------------------------
                                                          DECEMBER 31, 2000         JANUARY 31, 2000
                                                       -----------------------   -----------------------
                                                       AMORTIZED    AGGREGATE    AMORTIZED    AGGREGATE
                                                       COST BASIS   FAIR VALUE   COST BASIS   FAIR VALUE
                                                       ----------   ----------   ----------   ----------
                                                                        (IN THOUSANDS)
Available-for-sale:
  U.S. corporate notes maturing within 1 year........   $10,840      $10,840      $12,720      $12,720
  U.S. corporate notes maturing within 2-10 years....     4,147      $ 4,147      $    --      $    --
  U.S. corporate notes maturing after 10 years.......     7,142        7,142           --           --
  Corporate equity securities........................        71           71          326          386
  Municipal obligations maturing after 10 years......     5,600        5,600           --           --
                                                        -------      -------      -------      -------
Total short-term investments.........................   $27,800      $27,800      $13,046      $13,106
                                                        =======      =======      =======      =======

ALLOWANCE FOR BAD DEBTS

    The allowance for doubtful accounts is as follows for the periods indicated:

                                            BALANCE AT   BALANCE    CHARGED TO                BALANCE AT
                                            BEGINNING    FROM SPR   COSTS AND                   END OF
                                             OF YEAR      MERGER     EXPENSES    WRITE-OFFS      YEAR
                                            ----------   --------   ----------   ----------   ----------
Allowance for DoubtfulAccounts:
  December 31, 2000.......................    636,672    334,441    1,116,815      813,867    1,274,061
  January 31, 2000........................    470,750                 247,460       81,538      636,672
  January 31, 1999........................    859,611                (388,861)                  470,750

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation. Company policy provides for capitalization of all major expenditures for renewal and improvements and for current charges to

                         LEAPNET, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) income for repairs and maintenance. The provision for depreciation has been calculated using straight-line and accelerated methods over the estimated economic lives of the related assets as follows:

Building and building improvements..........................  39 years
Computer equipment..........................................  3 years
Furniture and equipment.....................................  5-7 years
Purchased software..........................................  2-3 years
Purchased financial systems.................................  10 years

    Leasehold improvements are amortized over the lesser of their useful lives or the remaining term of the related lease.

RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software are capitalized when technological feasibility has been reached. These capitalized costs are subject to an ongoing assessment of recoverability based upon anticipated future revenues and changes in hardware and software technologies. Costs that may be capitalized include contracted outside labor, direct labor and related overhead.

    Amortization of capitalized software development costs begins when the product is ready for use. Amortization is provided on a product-by-product basis using the straight-line method over periods not exceeding three years. During the first quarter of 2000, the unamortized capitalized software development costs were written off because the Company is no longer using the software.

GOODWILL

    The excess of purchase costs over amounts allocated to identifiable assets and liabilities of businesses acquired ("goodwill") is amortized on the straight-line basis over three years. Goodwill is recorded net of accumulated amortization. Should events or circumstances occur subsequent to the acquisition of a business that bring to question the realizable value or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make appropriate adjustments. The Company's principal considerations in determining impairment include the strategic benefit to the Company of the particular business as measured by undiscounted current and expected future operating cash flows of that particular business' cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value.

REVENUE RECOGNITION

    Due to the various services offered by Leapnet, management reviews each contract and applies the following revenue recognition policies based upon the nature of the engagement:

    RETAINER ARRANGEMENTS

    For arrangements that involve the performance of many services with a fixed period for performance, revenue is recognized ratably as it is earned.

                         LEAPNET, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FIXED FEE ARRANGEMENTS

    Based on the nature of fixed fee arrangements, revenue is recognized using either the proportional performance, completed performance or the percentage of completion method. Revenue is recognized using the proportional performance method for arrangements that involve several deliverables being provided over time. Proportional performance is determined by relating the actual labor incurred to date to the Company's estimate of total labor to be incurred on each contract. Revenue is recognized using the completed performance method for arrangements that are short term in nature and those for which substantial performance of the contract is not achieved until the final deliverable is provided. Revenue is recognized using the percentage of completion method for software development arrangements that require significant system customization. Percentage completed is determined by relating the actual labor incurred to date to the Company's estimate of total labor to be incurred on each contract. These estimates are reviewed and revised periodically, and adjustments resulting from such revisions are recorded in the period in which the revisions are made.

    TIME AND MATERIAL ARRANGEMENTS

    Revenue is generally recognized as services are performed based on actual hours incurred as they are accepted and billable to the client.

    PRODUCTION SERVICES

    Revenue is generally recognized upon completion of services. This revenue is generally recognized on a gross basis as the Company is acting as a principal in these arrangements.

    MEDIA SERVICES

    Commissions are recognized when Company-created materials appear on various media. The costs reimbursed to the Company for these services are generally recognized on a net basis as the Company is acting as an agent in these arrangements.

    "Costs and fees in excess of billings on uncompleted contracts" relate to direct costs accounted for under the completed performance method. Billings in excess of revenue earned are recorded as "billing in excess of costs and fees on uncompleted contracts" in the accompanying balance sheet. The Company reviews and revises estimates periodically, and adjustments resulting from such revisions are recorded in the period in which the revisions are made. Provisions for estimated losses on uncompleted contracts are assessed on a contract-by-contract basis and are recognized in the period in which such losses are determined.

CONCENTRATION OF CREDIT AND VULNERABILITY DUE TO CUSTOMER CONCENTRATION

    For the eleven months ended December 31, 2000, two clients accounted for 10.6% and 10.3% of consolidated revenues. For the year ended January 31, 2000, one client accounted for 31.7% of consolidated revenues. For the year ended January 31, 1999, two clients accounted for 24.2% and 13.1% of consolidated revenues.

                         LEAPNET, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES

    The Company recognizes deferred tax assets and liabilities for the expected future effects of all deductible temporary differences, loss carryforwards, and tax credit carryforwards. In the event that it is more likely than not that the tax benefit may not be realized, the deferred tax assets are reduced by a valuation allowance.

EARNINGS PER SHARE

    Basic earnings per common share are based on the weighted average number of shares of common stock outstanding. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options.

    The Company's basic and diluted earnings per share amounts for the eleven-month period ended December 31, 2000, and the fiscal years ended January 31, 2000, and 1999 were as follows:

                                                                                     YEAR ENDED JANUARY 31,
                                    ELEVEN MONTHS ENDED         -----------------------------------------------------------------
                                     DECEMBER 31, 2000                       2000                              1999
                              -------------------------------   -------------------------------   -------------------------------
                                NET                 PER SHARE     NET                 PER SHARE     NET                 PER SHARE
                                LOSS      SHARES     AMOUNT       LOSS      SHARES     AMOUNT       LOSS      SHARES     AMOUNT
                              --------   --------   ---------   --------   --------   ---------   --------   --------   ---------
                                                     (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic EPS:
  Income available to
    Common Stockholders....   $(30,217)   25,152     $(1.20)     $(311)     14,256     $(0.02)    $(18,323)   13,688     $(1.34)
Effect of Dilutive
  Securities:
  Employee Compensation
    Plans                           --        --         --         --          --         --           --        --         --
                              --------    ------     ------      -----      ------     ------     --------    ------     ------
Dilutive EPS:
  Income available to
    Common Stockholders
    plus assumed
    exercises..............   $(30,217)   25,152     $(1.20)     $(311)     14,256     $(0.02)    $(18,323)   13,688     $(1.34)
                              ========    ======     ======      =====      ======     ======     ========    ======     ======

STOCK-BASED COMPENSATION

    The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). As permitted by SFAS No. 123, the Company accounts for stock options granted to employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, no compensation expense is recorded if the number of shares is fixed and the exercise price equals the market price on the date of grant. SFAS No. 123 requires companies using APB No. 25 to disclose pro forma net earnings using the fair value method alternative prescribed by SFAS No. 123. Such disclosures are included in Note 9.

MANAGEMENT'S USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

                         LEAPNET, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SEGMENT REPORTING

    The Company's primarily U.S. based businesses operate within the Internet professional services industry. The businesses exhibit similar economic characteristics and are focused to create effective brand communications to build clients' businesses.

RECENTLY ISSUED ACCOUNTING STANDARDS

    The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities in June 1998. Subsequently, SFAS No. 133 was amended by SFAS No. 138, "Accounting for Certain Derivatives Instruments and Certain Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for fiscal years beginning in 2001. The Company does not currently have any derivative instruments or conduct any hedging activities.

    On February 14, 2001, the FASB issued an Exposure Draft entitled "Business Combinations and Intangible Assets--Accounting for Goodwill". The Exposure Draft requires the use of a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful economic life. Under this approach, goodwill and intangibles would not be amortized, but would be written down and expensed against earnings only in periods in which the recorded value exceeded the fair value. The Company has not yet quantified the impacts of adopting the new exposure Draft, but it could result in significant changes to amortization expense and the classification and recording of intangibles currently on the books, as well as any future acquisitions.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with current period classifications.

NOTE 3--CHANGE IN FISCAL YEAR END

    In June 2000, Leapnet announced that its Board of Directors approved a change in Leapnet's fiscal year end from January 31 to December 31. As such, the new fiscal quarters for the Company will end on March 31, June 30, September 30, and December 31. The Company filed transition reports for the two-month period ending June 30, 2000, and eleven months ending December 31, 2000.

                         LEAPNET, INC. AND SUBSIDIARIES

NOTE 3--CHANGE IN FISCAL YEAR END (CONTINUED)
    The Company's unaudited results of operations for the eleven-month period ending December 31, 1999, are as follows:

                                                                ELEVEN MONTHS
                                                                    ENDED
                                                              DECEMBER 31, 1999
                                                            ---------------------
                                                            (IN THOUSANDS, EXCEPT
                                                             PER SHARE AMOUNTS)
Revenues..................................................         $32,585
Gross profit..............................................           9,882
Operating loss............................................             (25)
Net income................................................         $   289

Net income per share (basic and diluted)..................         $  0.02

NOTE 4--ACQUISITIONS AND DIVESTITURES

ACQUISITION OF SPR INC.

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

    The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition. The purchase price is based on preliminary estimates of the fair values, and, accordingly, the allocation may be revised at a later date. Goodwill related to the acquisition, totaling $36.5 million was recorded and is being amortized on a straight-line basis over a three-year period. The amount of goodwill amortization reflected in the statement of operations for the eleven-month period ended December 31, 2000, is $8.1 million. SPR is included in Leapnet's consolidated financial statements beginning May 1, 2000.

    The following summary reflects unaudited selected pro forma financial information for the eleven-month period ended December 31, 2000, and the fiscal year ended January 31, 2000, as if the acquisition of SPR had occurred at the beginning of each period.

                                               ELEVEN MONTHS
                                                   ENDED                YEAR ENDED
                                             DECEMBER 31, 2000       JANUARY 31, 2000
                                             ------------------      -----------------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues...................................       $ 54,156               $ 91,308
Net income (loss)..........................       $(39,328)              $(14,923)
Net income (loss) per share................       $  (1.36)              $  (0.53)

    The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of

                         LEAPNET, INC. AND SUBSIDIARIES

NOTE 4--ACQUISITIONS AND DIVESTITURES (CONTINUED) future results nor do they incorporate or assume any benefits from cost savings or synergies that the combined company may realize after the merger.

DIVESTITURE OF ONE WORLD COMMUNICATIONS, INC. AND AT&T ACCOUNT OF YAR
  COMMUNICATIONS, INC.

    On October 22, 1998, the Company closed on the sale of various assets of its One World subsidiary and the transfer of the AT&T account of YAR Communications, Inc. to Young & Rubicam, Inc. This transaction resulted in a combined pretax loss of $1.8 million, which reflects the sale of various assets of the One World subsidiary and approximately $6.5 million of YAR goodwill related to the AT&T account. As consideration for the sale, the Company received $5.3 million on October 22, 1998, and $1.1 million on April 13, 1999.

NOTE 5--BUILDING HELD FOR SALE

    As of January 31, 2000, the Company was in the process of selling its building located at 22 West Hubbard Street, Chicago, Illinois. As such, the net book value of the building, approximately $0.6 million, had been classified as a current asset as "Building Held for Sale." On March 3, 2000, the Company sold the building for $1.2 million. The outstanding mortgage payable to Alliance Bank was paid off with the proceeds from the sale of the building.

    During the prior year, on July 17, 1998, the Company sold its office building located in the Los Angeles area for $3.5 million, which resulted in a $1.2 million pre-tax gain, as reported. The sale also generated approximately $2.0 million in net cash after retiring $1.4 million of mortgage debt on the building and after payment of all closing costs.

NOTE 6--NOTES AND MORTGAGE PAYABLE

LINE OF CREDIT

    On October 9, 2000, the Company replaced the line of credit described below with an $18 million line of credit with American National Bank. The new line of credit matures on September 30, 2002, and bears interest at a variable rate of 1.25% above the bank's highest CD rate. In addition, there is an unused facility fee of ten basis points per year on the average amount of the unused facility. Borrowings are collateralized by substantially all the assets of the Company. The debt covenants require that the Company must maintain deposits at the bank equal to the greater of $6.0 million plus borrowings, or 150% of borrowings. As of December 31, 2000, there is no outstanding balance on this line of credit.

    On November 10, 1999, the Company obtained a $15 million secured two-year revolving line of credit from American National Bank. The $15 million line of credit matured on November 10, 2001, and had a variable interest rate of 1.5% above the bank's highest CD rate. In addition, there was an unused facility fee of ten basis points per year on the average amount of the unused facility. The debt covenants required certain minimum levels of working capital, net worth and liquidity. Borrowings were collateralized by substantially all the assets of the Company. As of January 31, 2000, the outstanding balance on this line was $7.3 million.

                         LEAPNET, INC. AND SUBSIDIARIES

NOTE 6--NOTES AND MORTGAGE PAYABLE (CONTINUED)
MORTGAGE PAYABLE

    The Company purchased its building at 420 W. Huron, Chicago, Il. in three phases and financed the cost of the building and improvements for each phase. The first phase was financed on June 29, 1999, with a $2.2 million multi-draw mortgage. The five-year balloon note's interest rate was a fixed rate of 8.5%. On April 26, 2000, the Company completed the second phase and refinanced the $2.2 million mortgage by securing a $3.9 million multi-draw loan, with a 4-year balloon note with an interest rate of 9.2%. On October 9, 2000, the Company purchased the third and final phase of the building and borrowed an additional $0.8 million under this loan. The mortgages were secured by substantially all the assets of the Company as the mortgages were cross-collateralized with the line of credit described above. The monthly principal and interest payments were approximately $35,000 and were payable monthly through the maturity date of May 31, 2004. As of December 31, 2000, the mortgage has been paid in full and there are no outstanding balances. As of January 31, 2000, the outstanding balance on the mortgage was $1.4 million.

    On February 2, 1998, the Company received proceeds from a loan for $665,000 from a bank. The three-year balloon note had an interest rate of 9.0%, payable in monthly principal and interest installments of $5,992 through January 27, 2001, with a balloon payment of approximately $626,563 due in January 2001. The loan was secured by a mortgage on the building and was personally guaranteed by an officer of the Company. As of January 31, 2000, the outstanding balance on this note was $640,446. Also, as of January 31, 2000, the Company was in the process of selling its building located at 22 West Hubbard Street, Chicago, Illinois. As such, the mortgage payable was classified as a current liability. On March 3, 2000, the Company sold the building secured by this mortgage and paid off the mortgage debt with the proceeds from the sale.

NOTE 7--IMPAIRMENT OF LONG-LIVED ASSETS AND OBLIGATION FOR LEASE CONTRACTS

    In the quarter ended December 31, 2000, the Company recorded a $1.0 million charge to operating income related to the consolidation of leased office space in the Milwaukee/Waukesha and Oak Brook/Chicago areas. The consolidation was a result of overall efforts to reduce general and administrative costs. The $1.0 million charge was comprised of $0.5 million of furniture and leasehold improvements whose carrying amounts were reduced to fair value, and $0.5 million of future lease costs net of expected sublease revenues. The lease obligation for the Milwaukee office ends May 31, 2001. The obligations for the Oak Brook facilities, which end in September 2002, and October 2004, were recorded net of sublease revenues, assuming that the offices would be subleased beginning in June 1 and July 1, 2001. The fair values were based on quotes received from third parties less costs of disposal.

    In the quarter ended April 30, 2000, a charge of $0.5 million was recorded to operating income for an impairment loss related to an email-based software application used to measure response to online marketing campaigns. The software is no longer being used by the Company.

NOTE 8--RESTRUCTURING PLAN

    During fiscal 1999, the Company recorded pretax restructuring charges of approximately $738,000. The Company implemented the plan to restructure the YAR operations as a result of losses and due to the transfer of the account of its largest client to another agency. As a result of the plan, a layer of executive management was replaced with officers from the holding company and other senior

                         LEAPNET, INC. AND SUBSIDIARIES

NOTE 8--RESTRUCTURING PLAN (CONTINUED)
management. Under the new management, new sales personnel were hired, office space was consolidated, property and other long-lived assets were reviewed for future utility, and additional cost saving opportunities were identified and pursued. The employee termination costs, lease termination costs, asset write-downs, and other costs related to the restructuring have been paid in full.

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

    As a result, the Company executed a definitive agreement to sell various assets of One World and the AT&T account of YAR (the "Sale") to another AT&T agency, Young & Rubicam.

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

NOTE 9--STOCK PLANS

DESCRIPTION

EMPLOYEE INCENTIVE COMPENSATION PLAN

    In May 1996, the Company adopted the Employee Incentive Compensation Plan (the "Incentive Plan") that provides for grants of incentive and non-qualified stock options, stock appreciation rights, performance shares, restricted stock, deferred stock, and other stock-based awards. Directors, officers, employees, and consultants of the Company are eligible to receive awards under the Incentive Plan. The Incentive Plan originally authorized the issuance of up to 2,000,000 shares of common stock in connection with such awards. During the calendar years 1997, 1999, and 2000, an additional 8,000,000 shares were authorized by shareholders, bringing the total shares available for issuance under the Incentive Plan to 10,000,000. Options and restricted stock purchase rights granted under the Incentive Plan must generally be exercised within ten years from the date of grant. In the case of any eligible employee who owns stock possessing more than 10% of the voting power of stock, the exercise price of any incentive stock options granted may not be less than 110% of the fair market value of the common stock on the date of grant and the exercise period may not exceed five years from the date of grant. Upon a change in control, awards under the plan become fully vested and exercisable. As of December 31, 2000, 5,701,197 shares were available for grant under this plan.

                         LEAPNET, INC. AND SUBSIDIARIES

NOTE 9--STOCK PLANS (CONTINUED)

NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

    In May 1996, the Company adopted the Non-employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the issuance of up to 200,000 non-statutory stock options to non-employee directors of the Company. Under the Directors' Plan, non-statutory options to purchase 5,000 shares of common stock are granted to each non-employee director on the date of such directors' initial election or appointment to the Board of Directors, and on each anniversary of the initial grant date. Such options become exercisable one year after the date of grant, at an exercise price equal to the fair market value of the Company's common stock on the date of grant. All options granted under the Directors' Plan have a five-year term. At December 31, 2000, 41,000 shares were available for grant under this plan.

1996 STOCK OPTION PLAN

    On January 3, 1996, the Board of Directors and Stockholders of The Leap Partnership, Inc. adopted the 1996 Stock Option Plan (the "1996 Plan"), that originally provided for the issuance of up to 3,000,000 shares of the Company's common stock. The 1996 Plan was subsequently amended and restated to limit the options granted under the plan to 2,304,000. The 1996 Plan allows for the issuance of incentive stock options and nonqualified options. The exercise price of incentive stock options shall not be less than the stock's fair market value on the date of grant. As of December 31, 2000, 8,333 options were available for grant under this plan.

EMPLOYEE STOCK PURCHASE PLAN

    Effective in May 1996, the Company adopted the Employee Stock Purchase Plan, which provides for the issuance of a maximum of 500,000 shares of the Company's common stock. Under this plan, eligible employees can purchase shares of stock, on dates determined by the Board of Directors, through payroll deductions up to a maximum of $25,000 per year. The purchase price is the lesser of 85% of the market value of the common stock on the first or last day of the offering period (in each case, averaged over the prior ten trading days). At December 31, 2000, 74,380 shares were available for purchase under this plan.

EXCHANGE OF SPR INC. OPTIONS PURSUANT TO ACQUISITION

    On July 24, 2000, as a result of the acquisition of SPR Inc., the Company filed on Form S-8 to register an additional 1.7 million shares of common stock pursuant to the exchange of SPR Inc. employee stock options (the "Exchanged Options"), effective May 1, 2000. The Exchanged Options are covered by the terms and conditions of the two plans under which they were originally granted.

    Under the 1999 Combined Incentive and Non-statutory Stock Option Plan, awards were granted to employees, officers, and directors of the Company. Awards consisted of non-statutory and incentive stock options to purchase shares of common stock. Generally, stock options granted under the plan vest over a five-year period at the rate of 20% per year, and have a life of 10 years. Upon a change in control, outstanding awards may be assumed or substituted by the successor corporation. If a successor corporation does not assume or substitute the awards, the vesting of the awards is accelerated. Since Leapnet assumed the awards as a condition of the merger, any outstanding unvested options retained their original vesting schedules.

                         LEAPNET, INC. AND SUBSIDIARIES

NOTE 9--STOCK PLANS (CONTINUED)
    Under the 1996 Combined Incentive and Non-statutory Stock Option Plan, awards were granted to employees, officers, and directors of the Company. Awards consisted of non-statutory and incentive stock options to purchase shares of common stock. Stock options granted under the plan have a life of 10 years. In the event of a change in control, as defined, options vest immediately. All of the options outstanding under this plan vested and became exercisable on May 1, 2000.

    As of December 31, 2000, 1,377,951 Exchanged Options were outstanding.

ACTIVITY

    Stock option activity for the Company's option plans for the fiscal years ended January 31, 1999 and 2000, and the eleven-month period ended December 31, 2000 is as follows:

                                             INCENTIVE STOCK OPTIONS       NON-STATUTORY STOCK OPTIONS
                                           ----------------------------   -----------------------------
                                                       WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                            SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
                                           ---------   ----------------   ----------   ----------------
Outstanding at January 31, 1998..........         --           --         4,166,334          $5.32

Granted..................................         --           --           514,670          $2.54
Exercised................................         --           --          (433,920)         $1.99
Cancelled/expired........................         --           --          (404,667)         $4.02
                                           ---------        -----         ---------          -----
Outstanding at January 31, 1999..........         --           --         3,842,417          $5.46

Granted..................................         --           --         2,787,550          $4.55
Exercised................................         --           --          (647,583)         $3.93
Cancelled/expired........................         --           --          (221,999)         $4.21
                                           ---------        -----         ---------          -----
Outstanding at January 31, 2000..........         --           --         5,760,385          $5.24

Granted..................................         --           --           512,200          $3.05
Assumed pursuant to merger...............  1,028,750        $6.24           590,805          $4.68
Exercised................................         --           --          (143,872)         $3.68
Cancelled/expired........................   (228,584)       $6.59          (628,305)         $4.94
                                           ---------        -----         ---------          -----
Outstanding at December 31, 2000.........    800,166        $6.13         6,091,213          $5.07
                                           =========        =====         =========          =====

    The number of options exercisable and the number of options available for grant at December 31, 2000, and January 31, 2000 and 1999, are shown below:

                                                                  JANUARY 31,
                                             DECEMBER 31,    ---------------------
                                                 2000          2000        1999
                                             -------------   ---------   ---------
Options exercisable at year-end............    4,745,628     3,505,180   3,277,753
Options available for grant at year-end....    5,750,530     5,647,445   8,212,996

                         LEAPNET, INC. AND SUBSIDIARIES

NOTE 9--STOCK PLANS (CONTINUED)
    The following table summarizes information about stock options outstanding at December 31, 2000:

                                     OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                    -----------------------------------------------------      -------------------------------
                                   WEIGHTED AVERAGE
                                      REMAINING
                    NUMBER OF      CONTRACTUAL LIFE      WEIGHTED AVERAGE      NUMBER OF      WEIGHTED AVERAGE
EXERCISE PRICE       OPTIONS          (IN YEARS)          EXERCISE PRICE        OPTIONS        EXERCISE PRICE
--------------      ---------      ----------------      ----------------      ---------      ----------------
 $ 1.25-$2.81       1,392,345            3.6                  $ 2.42             827,722           $ 2.39
 $ 2.84-$4.71       1,944,016            5.6                  $ 3.96           1,718,441           $ 4.02
 $ 4.75-$6.38       1,596,967            4.9                  $ 6.02             242,081           $ 5.91
 $ 6.44-$7.25       1,818,666            5.2                  $ 7.25           1,817,999           $ 7.25
 $9.91-$19.35         139,385            6.0                  $13.91             139,385           $13.91
                    ---------                                                  ---------
 $1.25-$19.35       6,891,379            4.9                  $ 5.19           4,745,628           $ 5.36
                    =========                                                  =========

    Activity for the Company's Employee Stock Purchase Plan for the eleven-month period ended December 31, 2000, and the fiscal years ended January 31, 2000 and 1999, is as follows:

                                                 ELEVEN MONTHS       YEARS ENDED
                                                     ENDED           JANUARY 31,
                                                 DECEMBER 31,    -------------------
                                                     2000          2000       1999
                                                 -------------   --------   --------
Number of shares purchased.....................     313,907       28,515     60,999
Weighted average purchase price................     $  1.84       $ 1.99     $ 1.06

ACCOUNTING

    Had the Company accounted for its stock plans in accordance with SFAS No. 123, the Company's pro forma net loss and loss per share for the eleven-month period ended December 31, 2000, and the fiscal years ended January 31, 2000 and 1999, would have been as indicated below:

                                            ELEVEN MONTHS        FISCAL YEARS ENDED
                                                ENDED               JANUARY 31,
                                            DECEMBER 31,       ----------------------
                                                2000             2000          1999
                                            -------------      --------      --------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss as reported......................     $(30,217)       $  (311)      $(18,323)
SFAS No. 123 adjustment...................     $ (2,339)       $(4,512)      $   (823)
                                               --------        -------       --------
Proforma net loss.........................     $(32,556)       $(4,823)      $(19,146)

Basic and diluted shares..................       25,152         14,256         13,688

Pro forma basic and diluted EPS...........     $  (1.29)       $ (0.34)      $  (1.40)

    The pro forma disclosure is not likely to be indicative of pro forma results, which may be expected in future years because of the fact that options vest over several years. Compensation expense is recognized as the options vest and additional awards may also be granted.

                         LEAPNET, INC. AND SUBSIDIARIES

NOTE 9--STOCK PLANS (CONTINUED)
    For purposes of determining the pro forma effect of stock options and Employee Stock Purchase Plan purchase rights, the fair value of each option and purchase right is estimated on the date of grant based on the Black-Scholes option pricing model, assuming:

                                          STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE
                                                            PLAN:
                                               PURCHASE RIGHTS GRANTED DURING:
                                        ---------------------------------------------
                                        ELEVEN MONTHS          FISCAL YEAR ENDED
                                            ENDED                 JANAUARY 31,
                                        DECEMBER 31,       --------------------------
                                            2000              2000            1999
                                        -------------      ----------      ----------
Volatility............................       70%-85%           68.0%           72.0%
Dividend Yield........................          0.0%            0.0%            0.0%
Risk-free interest rate...............     5.6%-6.6%       4.9%-6.5%       4.2%-5.6%
Expected life in years--stock
  options.............................       3 years         3 years       1-3 years
Expected life in months--Employee
  Stock Purchase Plan.................    3-6 months        6 months        6 months

    The weighted average fair values of options granted under the Company's various stock option plans for the eleven-month period ended December 31, 2000, and the fiscal years ended January 31, 2000 and 1999, were $1.70, $2.22, and $1.27, respectively. The weighted average fair value of the SPR Options assumed pursuant to the merger was $3.95. The weighted average fair values of purchase rights issued under the Company's Employee Stock Purchase Plan for the eleven-month period ended December 31, 2000, and the fiscal years ended
January 31, 2000 and 1999, were $0.72, $0.57, and $0.32, respectively.

NOTE 10--EMPLOYEE RETIREMENT PLANS

    Effective January 1, 1997, the Company adopted a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees contribute a percentage of their salaries to the plan, subject to the maximum IRS prescribed deferral percentage and dollar limitation. The terms of the plan call for discretionary profit sharing contributions by the Company as determined annually by the Board of Directors. There were no Company contributions made to the plan in the eleven months ended December 31, 2000 or the years ended
January 31, 2000 and 1999.

    The Company also has another 401(k) plan, which arose form the acquisition of SPR. The plan allows participants to contribute up to 22% of their total compensation on a pretax basis. Under this plan, the Company is required to contribute annually one-half of the first 6% of the participants' contributions, up to a maximum of $2,000 per participant. The total company contribution for the eleven months ended December 31, 2000 was approximately $0.4 million.There were no contributions prior to this period.

NOTE 11--COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

    The Company leases office facilities under operating lease agreements that expire at various times through 2004. In addition, the Company leases certain equipment under operating lease agreements.

                         LEAPNET, INC. AND SUBSIDIARIES

NOTE 11--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In addition to the minimum future rental payments, the Company is obligated to pay certain operating expenses relating to its leased properties and equipment. Total expense under operating leases was approximately $2.6 million for the eleven months ended December 31, 2000. The following is a schedule of minimum future rental payments required under the operating leases

                                                              (IN THOUSANDS)
Year ended December 31,:
  2001......................................................      $2,321
  2002......................................................       1,895
  2003......................................................       1,039
  2004......................................................         674
                                                                  ------
Total minimum payments required.............................      $5,929
                                                                  ======

LITIGATION

    In August 2000, the Company received a copy of a Demand for Arbitration filed with the American Arbitration Association ("AAA") whereby claimants Eliot Kang Productions, Inc. and Eliot Kang and Associates Inc. are seeking $1 million for an alleged breach of contract. In November 1997, the Company and a subsidiary of the Company entered into an Asset Purchase Agreement with the claimants, who were then operating under different names. Discovery is being conducted. It is not possible to ascertain the ultimate outcome of this matter. The Company intends to vigorously defend its position and pursue all remedies available to it. An adverse determination could have a material adverse effect on the Company's results of operations and financial position.

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

    In October 1999, The Crystal Lake Juke Box, Inc., Wixen Music Publishing, Inc., Charles McCormick, Charles Love, Willis Draffen, Jr., Harry Williams, individually and doing business as a group "Bloodstone," a recording and performing group filed a lawsuit against a subsidiary of Leapnet, The Leap Partnership, Inc., Anheuser-Busch Corporation, and Andy Milburn, an individual and doing business as "Tomandandy," in the United States District Court, for the Central District of California. With the participation and approval of The Leap Partnership's insurance carrier, this matter has been settled and the claims against The Leap Partnership and the other defendants have been dismissed. The Leap Partnership filed cross-claims against Andy Milburn doing business as "Tomandandy" and POW, Inc. doing business as "Tomandandy". All the cross-claims asserted by the defendants have been settled and dismissed.

    In November 1998, the Company filed a complaint in the Supreme Court of the State of New York against Finkle, Ross & Rost, L.L.P., the former accountants for Yurianna, Inc., the company from which the Company acquired various assets of YAR, alleging breach of contract and accountant malpractice. The case has been settled and dismissed with prejudice. In December 1998, Finkle, Ross & Rost, LLP filed a complaint in the Supreme Court of the State of New York against the Company for

                         LEAPNET, INC. AND SUBSIDIARIES

NOTE 11--COMMITMENTS AND CONTINGENCIES (CONTINUED)
$28,750 for accounting services rendered. The complaint was subsequently reduced to $11,250 by Finkle, Ross & Rost, L.L.P. The case has been settled and dismissed with prejudice.

    There are no other active claims or lawsuits against the Company that management believes are material.

NOTE 12--OTHER INCOME AND EXPENSE

    Included in other income and expense for the eleven months ended
December 31, 2000, and fiscal years ended January 31, 2000 and 1999, is interest income of approximately $2.3 million $0.8 million and $0.4 million and interest expense of approximately $0.9 million, $0.5 million and $0.5 million respectively. Included in the eleven months ended December 31, 2000, is a gain of $0.8 million from the settlement of a lawsuit related to the April, 1997 acquisition of YAR. A gain of $0.6 million was recognized on the sale of a building. A loss of approximately $0.3 million was recorded due to a write down of a corporate equity security, received as reimbursement for services performed, whose decline in market value was deemed to be other then temporary.

NOTE 13--INCOME TAXES

    The income tax benefits charged to net loss are summarized as follows:

                                                  ELEVEN MONTHS       YEAR ENDED
                                                      ENDED           JANUARY 31,
                                                  DECEMBER 31,    -------------------
                                                      2000          2000       1999
                                                  -------------   --------   --------
                                                            (IN THOUSANDS)
Federal:
  Current.......................................        --         $  --      $  452
  Deferred......................................        --            --       2,328
                                                       ---         -----      ------
    Total federal...............................        --            --       2,780

State
  Current.......................................        --          (137)        (27)
  Deferred......................................        --            --         632
                                                       ---         -----      ------
    Total state.................................        --          (137)        605
                                                       ---         -----      ------
Total tax provision (benefit)...................        --          (137)      3,385
                                                       ===         =====      ======

                         LEAPNET, INC. AND SUBSIDIARIES

NOTE 13--INCOME TAXES (CONTINUED)
    The statutory federal income tax rate is reconciled to the Company's effective income tax rate below:

                                               ELEVEN MONTHS            YEAR ENDED
                                                   ENDED               JANUARY 31,
                                               DECEMBER 31,       ----------------------
                                                   2000             2000          1999
                                               -------------      --------      --------
                                                            (IN THOUSANDS)
Statutory rate...............................      (34.0)%         (34.0)%       (34.0)%
State, net of Federal tax benefit............       (4.8)           (4.8)         (2.3)
Valuation allowance..........................       38.8             8.3          57.8
Other........................................         --              --           1.2
                                                   -----           -----         -----
Effective rate...............................         --%          (30.5)%        22.7%
                                                   =====           =====         =====

    Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of the net current deferred income tax asset are as follows:

                                                      ELEVEN MONTHS
                                                          ENDED        YEAR ENDED
                                                      DECEMBER 31,    JANUARY 31,
                                                          2000            2000
                                                      -------------   ------------
                                                             (IN THOUSANDS)
Net operating loss carryforward.....................     $ 13,685        $ 4,863
Goodwill............................................        6,771          2,788
Compensation accruals...............................          288             41
Bad debt reserves...................................          180            259
Intangibles.........................................          143             --
epreciation.........................................         (118)           594
Capitalized software costs..........................           --           (154)
Other...............................................           --             26
Valuation reserve...................................      (20,949)        (8,417)
                                                         --------        -------
Net deferred income tax asset.......................     $     --        $    --
                                                         ========        =======

    The net operating loss carryforward at December 31, 2000, which begins to expire in the year 2011 is approximately $35.3 million. The Company has provided a full valuation reserve against the net deferred tax asset due to its recent operating losses and the uncertainty regarding future operating results.

                         LEAPNET, INC. AND SUBSIDIARIES

NOTE 14--BUSINESS SEGMENTS

    Amounts by service line for the eleven-month period ended December 31, 2000, and the fiscal years ended January 31, 2000 and 1999, are shown in the table below:

                               ELEVEN MONTHS            FISCAL YEAR ENDED JANAURY 31,
                                   ENDED          -----------------------------------------
                             DECEMBER 31, 2000           2000                  1999
                            -------------------   -------------------   -------------------
                            REVENUES      %       REVENUES      %       REVENUES      %
                            --------   --------   --------   --------   --------   --------
                                                    (IN THOUSANDS)
E-business................  $28,861     61.2%     $10,500     28.9%     $ 3,968     11.0%
General IT consulting.....    7,478     15.9%          --      0.0%          --      0.0%
Globalization.............    6,105     13.0%       9,202     25.4%      20,853     58.1%
Advertising...............    4,671      9.9%      16,607     45.7%      11,099     30.9%
                            -------               -------               -------
Total.....................  $47,115               $36,309               $35,920
                            =======               =======               =======

NOTE 15--RELATED PARTY TRANSACTIONS

    The Company paid approximately $80,000 during the eleven months ended December 31, 2000, in fees to a law firm having a partner who is a stockholder of the Company and who is a brother of certain executive officers of the Company.

NOTE 16--SUBSEQUENT EVENT

    On March 29, 2001, Planet Leap, Inc., a wholly owned subsidiary of the Company, signed a definitive Asset Purchase Agreement to sell certain operating assets and liabilities to Berlitz GlobalNet, Inc. The terms call for a cash payment of $2.1 million upon signing, plus additional contingent payments based on the future performance of the acquired assets. The total purchase price is estimated to be approximately $4.2 million, which could be more or less depending on future performance.

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

    Report of Arthur Andersen LLP, Independent Public Accountants

    Consolidated Balance Sheets as of December 31, 2000 and January 31, 2000.

    Consolidated Statements of Operations for the Eleven Months Ended December 31, 2000 and Years Ended January 31, 2000 and 1999.

    Consolidated Statements of Stockholders' Equity for the Eleven Months Ended December 31, 2000 and Years Ended January 31, 2000 and 1999.

    Consolidated Statements of Cash Flows for the Eleven Months Ended December 31, 2000 and Years Ended January 31, 2000 and 1999.

    Notes to Consolidated Financial Statements

    2.  Financial Statement Schedules--

    Are not submitted because they are not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

    3.  Exhibits--

    The following exhibits are filed with this Report or incorporated by reference as set forth below.

       EXHIBIT NUMBER                                 EXHIBITS
    ---------------------   ------------------------------------------------------------
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

          *****10.3a        Mortgage Agreement, dated June 29, 1999, between Quantum
                            Leap Communications, Inc. and American National Bank and
                            Trust Company of Chicago.

          *****10.3b        Security Agreement, dated June 29, 1999, between Quantum
                            Leap Communications, Inc. and American National Bank and
                            Trust Company of Chicago.

          *****10.3c        Guaranty Agreement, dated June 29, 1999, between Quantum
                            Leap Communications, Inc. and American National Bank and
                            Trust Company of Chicago.

          *****10.3d        Real Estate Sale Contract, Unit 1, dated May 27, 1999,
                            between Quantum Leap Communications, Inc. and FTI, Inc.

          *****10.3e        Real Estate Sale Contract, Unit 2, dated May 27, 1999,
                            between Quantum Leap Communications, Inc. and FTI, Inc.

          *****10.3f        Real Estate Sale Contract, Unit 3, dated May 27, 1999,
                            between Quantum Leap Communications, Inc. and
                            Nanofast, Inc.

          *****10.3g        Real Estate Sale Contract, Unit 4, dated May 27, 1999,
                            between Quantum Leap Communications, Inc. and FTI, Inc.

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

             **10.6         The Leap Group, Inc. Employee Stock Purchase Plan.

             **10.7         The Leap Group, Inc. Amended and Restated 1996 Stock Option
                            Plan.

            ***10.8         Employment Agreement dated March 12, 1999 by and between the
                            Company and Frederick Smith.

            ***10.9         Promissory Note, dated February 24, 1999, issued by Leapnet
                            (formerly known as The Leap Group, Inc.) to American
                            National Bank and Trust Company of Chicago ("ANB").

       EXHIBIT NUMBER                                 EXHIBITS
    ---------------------   ------------------------------------------------------------
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

              *10.18        Form of Indemnification Agreement.

               10.19        First Amended and Restated Loan and Security Agreements
                            dated October 9, 2000, among American National Bank and
                            Trust Company of Chicago, Leapnet and various subsidiaries of Leapnet.

               10.20        Fourth Modification Agreement (Mortgage) dated October 9,
                            2000, between American National Bank and Trust Company of
                            Chicago, Quantum Leap Communications, Inc.

               21.1         Subsidiaries of the registrant

               23           Consent of Independent Certified Public Accountants

------------------------

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

(b) Reports on Form 8-K

Form 8-K, dated May 1, 2000, and filed with the Commission on June 12, 2000 with respect to the Company's completed merger with SPR Inc.

Form 8-K, dated May 1, 2000, and filed with the Commission on June 12, 2000 with respect to the Company's change in fiscal year from January 31 to December 31.

Form 8-K, dated November 17, 2000, and filed with the Commission on November 22, 2000 indicating that Frederick A. Smith terminated his employment with Leapnet, Inc and resigned his position as Chairman of the Board of Directors and as a member of the Board of Directors.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on March 30, 2001 on its behalf by the undersigned, thereunto duly authorized.

                                                       LEAPNET, INC.

                                                       By             /s/ ROBERT M. FIGLIULO
                                                            -----------------------------------------
                                                                        Robert M. Figliulo
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

               /s/ ROBERT M. FIGLIULO                  Chief Executive Officer and Chairman of the
     -------------------------------------------         Board of Directors (Principal Executive
                 Robert M. Figliulo                      Officer)

                /s/ STEPHEN J. TOBER
     -------------------------------------------       Chief Operating Officer and Director
                  Stephen J. Tober

                /s/ DAVID A. FIGLIULO
     -------------------------------------------       Vice President--Sales and Director
                  David A. Figliulo

               /s/ STEPHEN T. GAMBILL
     -------------------------------------------       Vice President and Chief Financial Officer
                 Stephen T. Gambill                      (Principal Financial and Accounting Officer)

               /s/ ROBERT C. BRAMLETTE
     -------------------------------------------       Chief Legal Officer and Corporate Secretary
                 Robert C. Bramlette

               /s/ THOMAS R. SHARBAUGH
     -------------------------------------------       Director
                 Thomas R. Sharbaugh

                  /s/ SCOTT BARNUM
     -------------------------------------------       Director
                    Scott Barnum

                /s/ CHARLES F. MORAN
     -------------------------------------------       Director
                  Charles F. Moran

                  /s/ PETER K. POLI
     -------------------------------------------       Director
                    Peter K. Poli

                /s/ CHARLES J. RUDER
     -------------------------------------------       Director
                  Charles J. Ruder