Form 10-K/A
period 2000-12-31
LEAPNET INC
filed 2001-04-30
CIK 1015665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A

       [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X No ___

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

Item 10.    Directors and Executive Officers of the Registrant.

As of April 30, 2001, the directors and executive officers of the Company were as follows:

Robert M. Figliulo - 46. Chairman of the Board and Chief Executive Officer

Mr. Figliulo was appointed Chairman of the Board of Directors in November 2000, and he has served as Chief Executive Officer of Leapnet since May 2000. He had served as Chairman and Chief Executive Officer of SPR Inc. since June 1997, and previously served as President and Chairman of SPR Chicago. Since joining SPR in May 1976, Mr. Figliulo has held numerous positions, including Programmer, Analyst, Account Manager, General Manager of both the Tulsa and Chicago offices and Vice President of Marketing. Mr. Figliulo received a Masters in Business Administration from the University of Chicago in 1987.

David A. Figliulo - 40. Director and Vice-President

Mr. Figliulo was appointed a director of Leapnet in August 2000. Mr. Figliulo was appointed Vice President - Sales of Leapnet in May 2000. Prior to that time, he served as a director of SPR Inc. and an Executive Vice President since June 1997. Since joining SPR Inc. in July 1989, Mr. Figliulo served as an Account Manager, the Vice President of Sales for the Chicago office, and Vice President of the Chicago office. Prior to joining SPR, Mr. Figliulo worked as an Account Manager for Baxter Healthcare, an international pharmaceutical company, in the Oxygen Systems Division, and was recognized as the division's top salesman in the United States in 1987, 1988, and 1989. Mr. Figliulo received a B.A. degree from St. Mary's University in 1983.

The other members of the Board of Directors are as follows:

Scott Barnum - 44. Director

Mr. Barnum joined Leapnet's Board of Directors in May 2000. From January 1999, through February 2000, Mr. Barnum served as Vice President/General Manager - International for e-Bay, Inc. Mr. Barnum served as President and Chief Operating Officer of Pete's Brewing Company between July 1997, and August 1998. He also held various general manager positions at Miller Brewing Company from August 1993 through July 1997. He presently serves as a director of Pyramid Breweries, Inc., and he also serves as a director or advisory board member of several private companies in the technology and consumer products industries. Mr. Barnum received a Masters in Business Administration from Columbia University in 1982 and a Bachelor's of Business Administration from Pacific Lutheran University in 1977.

Charles F. Moran - 71. Director

Mr. Moran was elected to Leapnet's Board of Directors in July 2001. He served as Senior Vice President - Administration of Sears, Roebuck and Co. from 1989 to 1993, where he was also a member of Sears Management Committee. In this capacity, Mr. Moran's responsibilities included Corporate Operations, Real Estate, Technology, Human Resources and Public Affairs Functions. Mr. Moran also served as Senior Vice President and Chief Information Officer for Sears Roebuck and Co. from 1988-1989. During this period, he developed and implemented the Sears Technology Services Co., combining all voice and data communications, as well as Data Processing for the Sears family of companies. From 1986 to 1988, Mr. Moran was the Senior Executive Vice President and Chief Administrative Officer of Dean Witter Financial Services Group and Discover Card. During his career, he held a number of senior positions at Sears including President, Sears World Trade, Inc.; Vice President, Corporate Planning and Vice President, Operations. Mr. Moran's career with Sears, Roebuck and Co. began in 1954 and extended through the end of 1993, when he retired. He presently serves as a director for Morgan Stanley Dean Witter Trust Company, Discover Bank Company (Delaware), New Castle Trust Company (Delaware), International Insurance Company, Advantica Restaurant Group, Inc., FRD Acquisition Company, West Side Affordable Housing, Inc., and Homan Arthington Foundation. Mr. Moran received a Masters in Business Administration from Fairleigh Dickinson University and a BA degree from Drew University.

Peter Poli - 40. Director

Mr. Poli joined Leapnet's Board of Directors in May 2000. He is the Chief Financial Officer and Secretary for Chicago based I-Works, Inc., an internet infrastructure firm that develops web sites for small businesses. He served as the Vice President and Chief Financial Officer of FTD.COM from April 1999 until April 2000. Prior to joining FTD.COM, Mr. Poli was Chief Financial Officer of Discover Brokerage Direct, Inc., an internet brokerage firm that is a wholly owned subsidiary of Morgan Stanley Dean Witter & Co., from March 1997, to April 1999. He was also a director of Discover Brokerage Direct from July 1998 to April 1999. From 1987 until he joined Discover Brokerage Direct, Mr. Poli served in various capacities at Dean Witter Reynolds Inc., an investment banking firm. Mr. Poli received an A.B. from Brown University in 1983 and an M.B.A. from Harvard Business School in 1987.

Charles J. Ruder - 63.  Director

Mr. Ruder joined Leapnet's Board of Directors in September 1997. Mr. Ruder served as the President and Chief Executive Officer of the Chicago United Way / Crusade of Mercy for the greater Chicagoland area from 1994 to 1996, when he retired. Mr. Ruder worked at Sears, Roebuck and Co. from 1959 to 1993 in many management capacities, including Vice President of Public Affairs from 1985 to 1993. Prior to that time, he served as region manager for stores located in the Washington, D.C. area and prior to that for the Minnesota area. Mr. Ruder received a Bachelor of Science from Northern Illinois University in 1959.

Stephen J. Tober  - 36. Director, President and Chief Operating Officer

Mr. Tober was appointed Director, President, and Chief Operating Officer of Leapnet in May 2000. Mr. Tober had served as SPR Inc.'s Chief Operating Officer since June 1998, and as Executive Vice-President - Finance and Business Development since June 1997. Mr. Tober worked in the investment banking division of Salomon Smith Barney from 1995 through 1997. From 1991 through 1995 Mr. Tober worked in the corporate finance group of the law firm Latham & Watkins. Mr. Tober received a J.D. degree from the University of Virginia School of Law in 1991 and a B.A. degree from Amherst College in 1987.

Set forth below are the Executive Officers of Leapnet who are not directors of
Leapnet:

Stephen T. Gambill - 50. Mr. Gambill was appointed Chief Financial Officer of Leapnet in May 2000. Prior to that time, he served as SPR Inc.'s Vice President and Chief Financial Officer since July 1996. From 1982 through July 1996, Mr. Gambill, a certified public accountant, held various financial management positions within Natural Gas Pipeline Company of America, a large natural gas pipeline, and most recently served as its Director of Accounting. Prior to 1982, he held various auditing positions with public accounting firms of Coopers and Lybrand and Deloitte, Haskins & Sells. Mr. Gambill is a C.P.A. and received an M.B.A. from the University of Chicago in 1987 and a B.S. in Accounting from the University of Illinois in 1972

Robert C. Bramlette - 51. Mr. Bramlette has served as Chief Legal Officer and as Secretary of Leapnet since May 1996. Prior to joining Leapnet, Mr. Bramlette was Of Counsel to the law firm Krupa & Braun, which he joined in February 1996. Prior to joining Krupa & Braun, Mr. Bramlette was employed by Sears, Roebuck and Co. for sixteen years, most recently as its Assistant General Counsel, Real Estate, and prior to that time in a number of positions including Director of Corporate Communications. Currently, Mr. Bramlette is Of Counsel to the firm of Braun & Edwards, Chtd. Mr. Bramlette received a J.D. degree from Northwestern University in 1974 and a B.B.A. from the University of Notre Dame in 1971.


Item 11.  Executive Compensation.

The following table sets forth information with respect to the cash compensation paid for services rendered during each of the last three fiscal years to the officers who acted as Leapnet's Chief Executive Officer, its other current executive officers, and two former executive officers who received the highest compensation for the eleven-month period ending December 31, 2000 (each, a "Named Executive Officer"):

                                                                         Securities
                                                                         Underlying       All Other
Name                             Period (1)    Salary        Bonus($)    Options(#)     Compensation
----                             ----------   --------       --------    ----------     ------------
Robert M. Figliulo               2000 (2)     $179,808          --           --            $9,800 (3)
Chairman of the Board and        1999          --               --           --            --
Chief Executive Officer          1998          --               --           --            --

Stephen J. Tober                 2000 (2)     $130,769          --           --            $8,790 (4)
President                        1999          --               --           --            --
                                 1998          --               --           --            --

David A. Figliulo                2000 (2)     $130,769          --           --           $13,419 (5)
Vice President - Sales           1999          --               --           --            --
                                 1998          --               --           --            --

Stephen T. Gambill               2000 (2)     $104,615          --           --            $6,664 (6)
Chief Financial Officer          1999          --               --           --            --
                                 1998          --               --           --            --

Frederick Smith                  2000         $738,462 (7)      --           --            $2,000(9)
Former Chairman of the           1999          200,000          --           --            --
Board and Chief                  1998           52,000 (8)      --           --            --
Executive Officer

Thomas R. Sharbaugh (10)         2000         $184,615          --           --            $2,000 (9)
President of Planet Leap, Inc.   1999          200,000          --         100,000          --
                                 1998           52,000 (8)      --           --             --

Robert C. Bramlette              2000         $139,231         $3,000        --            $2,000 (9)
Chief Legal and                  1999          140,562          --          80,000          --
Strategic Officer                1998          127,846          --          75,000          --

(1) In May 2000, Leapnet changed its reporting period from a fiscal year ending January 31 to a calendar year ending December 31. The payments reflected in this table for 2000 is for the period February 1, 2000 through December 31, 2000; for 1999 is for the period February 1, 1999 through January 31, 2000; for 1998 is for the period February 1, 1998 through January 31, 1999.

(2) Messrs. Robert M. Figliulo, Tober, David A. Figliulo, and Gambill joined Leapnet in May 2000.

(3) Automobile lease payments made in 2000.

(4) Automobile lease payments made in 2000.

(5) Automobile lease payments made in 2000

(6) Automobile lease payments made in 2000.

(7) Mr. Smith resigned from Leapnet in November 2000 and this amount includes a severance payment.

(8) Messrs. Smith and Sharbaugh voluntarily reduced their salaries during fiscal 1999.

(9) Matching payments under Leapnet's 401(k) plan in 2000.

(10) Mr. Sharbaugh resigned from Leapnet in April 2001.

Stock Option Grants in Last Fiscal Year
The following table sets forth certain information on options granted during the eleven-month period ending December 31, 2000 to the Named Executive Officers.

No stock appreciation rights were granted to the Named Executive Officers during the eleven-month period ending December 31, 2000.

No stock option grants were granted to the Named Executive Officers during the eleven-month period ending December 31, 2000.


Option Exercises in the Last Fiscal Year and Year-End Option Values

The Leapnet Named Executive Officers did not exercise any options in fiscal 2000. The following table provides information on unexercised options of Leapnet Named Executive Officers at December 31, 2000.


                                  Number of securities underlying               Value of unexercised
                                        unexercised options                   in-the-money options at
                                      at December 31, 2000 (#)                 December 31, 2000 ($)
NAME                               EXERCISABLE       UNEXERCISABLE         EXERCISABLE       UNEXERCISABLE
----                               -----------       -------------         -----------       -------------
Robert M. Figliulo                     6,510               112,840             $0.00                $0.00
Stephen J. Tober                     366,087                82,460             $0.00                $0.00
David A. Figliulo                      4,340                82,460             $0.00                $0.00
Thomas R. Sharbaugh                1,866,666                33,334             $0.00                $0.00
Stephen T. Gambill                    53,156                30,380             $0.00                $0.00
Robert C. Bramlette                  135,416                33,334             $0.00                $0.00


Employment Agreements

On May 1, 2000, a wholly owned subsidiary of Leapnet merged with and into SPR Inc. SPR Inc. became a subsidiary of Leapnet, Inc. and changed its name to Leapnet I, Inc. Leapnet I has entered into substantially identical employment agreements with Robert M. Figliulo, Stephen J. Tober, David A. Figliulo, and Stephen T. Gambill. The agreements provide that upon termination of employment by Leapnet I, other than for Cause (as defined in the agreements), death or retirement, the company will pay the executive an amount equal to no more than the executive's annual base compensation in effect at the time of termination. The agreements also generally provide that in the event of a change in control (as defined in the agreements) and the occurrence of certain events, and to the extent deductible under the then applicable tax laws, Leapnet I will pay the executive a payment equal to the sum of: (i) the executive's most recent base annual compensation and annual bonus for the fiscal year prior to the date of the change in control; plus (ii) the cash value of the insurance protection (including dependent coverage) then in effect with respect to Leapnet I's health insurance plan, based upon the cost of such insurance to Leapnet I for a 12-month period following the change in control date. The agreements also contain noncompetition, nonsolicitation, and nondisclosure covenants. The employment agreements for Messrs. Robert M. Figliulo, David A. Figliulo, and Stephen J. Tober were amended on January 27, 2000 to preserve their target bonus program after the merger by substituting Leapnet stock for SPR stock.

Leapnet entered into employment agreements with Thomas R. Sharbaugh and Robert
C. Bramlette. The agreements provide that upon termination of employment by Leapnet, other than for Cause (as defined in the agreements), death or retirement, Leapnet will pay the executive an amount equal to no more than the executive's annual base compensation in effect at the time of termination. The agreements also generally provide that in the event of a change in control (as defined in the agreements) and the occurrence of certain events, and to the extent deductible under the then applicable tax laws, Leapnet will pay the executive a payment equal to the sum of: (i) the executive's most recent base annual compensation and annual bonus for the fiscal year prior to the date of the change in control; plus (ii) the cash value of the insurance protection (including dependent coverage) then in effect with respect to Leapnet's health insurance plan, based upon the cost of such insurance to Leapnet for a 12-month period following the change in control date. The agreements also contain noncompetition, nonsolicitation, and nondisclosure covenants. In April 2001, Mr. Sharbaugh resigned as a director and officer of Leapnet and its subsidiaries.


Item 12. Security Ownership of Management and Certain Beneficial Owners.

The following table sets forth information concerning the beneficial ownership of Leapnet's Common Stock as of April 12, 2001, for: (a) each incumbent Director and each of the nominees for Director; (b) each of the current Named Executive Officers not listed as a Director; (c) each person known by Leapnet to own beneficially more than 5% of the outstanding Common Stock; and (d) Directors and Executive Officers as a group.


                                            Amount of Shares                    Percent of Total
Name of Individual (1)                      Beneficially Owned (2)              Stock Outstanding
----------------------                      ----------------------              -----------------
Robert M. Figliulo (3)                               2,588,888                          8.6%
Frederick A. Smith (4)                               2,049,000                          6.8%
Thomas R. Sharbaugh (5)                              1,866,666                          6.2%
David A. Figliulo (6)                                1,785,657                          6.0%
T. Rowe Price & Associates, Inc. (7)                 1,573,792                          5.2%
Stephen J. Tober (8)                                   384,275                          1.3%
Robert C. Bramlette (9)                                153,837                            *%
Stephen T. Gambill (10)                                 73,248                            *%
Charles J. Ruder (11)                                   63,500                            *%
Scott Barnum (12)                                       24,500                            *%
Peter Poli (13)                                         23,500                            *%
Charles F. Moran (14)                                   23,000                            *%

All Directors, Nominees and Executive Officers
as a group (9 individuals) (15)                      5,120,405                         17.1%

*         Less than one percent.

(1) Unless otherwise noted below, the address of each person listed is: c/o Leapnet, Inc., 420 W. Huron Street, Chicago, IL 60610.

(2) Unless otherwise noted below, the persons in the above table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3) Includes 595,889 shares owned by the Robert M. Figliulo Grantor Retained Annuity Trust, for which Robert M. Figliulo serves as sole trustee and has sole investment and voting discretion, includes 269,978 shares owned by Figliulo Family Associates II L.P., a Delaware limited partnership, for which partnership Robert M. Figliulo is a general partner and serves as trustee and has sole investment and voting discretion, and includes 65,100 shares owned by the Robert M. and Kim M. Figliulo Family Foundation, for which Robert M. Figliulo serves as trustee and has sole investment and voting discretion. Includes 30,379 shares issuable pursuant to currently exercisable options.

 (4) Based on information contained in our proxy dated June 9, 2000 and a form 144 filing by Mr. Smith on September 12, 2000. Includes 174,000 shares held by trusts for Mr. Smith's children, for which Mr. Smith, as co-trustee, shares voting and investment power. Mr. Smith resigned as a director in November 2000. Mr. Smith's address is 255 S. Prospect, Clarendon Hills, IL 60514.

(5) The shares shown are issuable to Mr. Sharbaugh pursuant to currently exercisable options, of which 1,866,666 shares are exercisable within 60 days of the date of this proxy. Mr. Sharbaugh's address is 810 Fox Glen Drive, St. Charles, IL 60174

(6) Includes 542,217 shares owned by the David A. Figliulo Grantor Retained Annuity Trust, for which David A. Figliulo serves as sole trustee and has sole investment and voting discretion. Does not include an aggregate of 60,693 shares held by the Figliulo Family Associates, L.P., a Delaware limited partnership, of which partnership Mr. Figliulo is a General Partner. Mr. Figliulo disclaims beneficial ownership of such shares. Includes 21,700 shares issuable pursuant to currently exercisable options.

(7) Based on Schedule 13G dated February 2, 2000, jointly filed by T. Rowe Price Associates, Inc. and T. Rowe Price New Horizons Fund, Inc. The address of these companies is 100 E. Pratt Street, Baltimore, Maryland 21202. T. Rowe Price has sole voting power over 1,573,792 shares.

(8) Includes 383,447 shares issuable pursuant to currently exercisable options.

(9) Includes 152,083 shares issuable pursuant to currently exercisable options.

(10) Includes 59,666 shares issuable pursuant to currently exercisable options.

(11) Includes 62,000 shares issuable pursuant to currently exercisable options.

(12) Includes 24,500 shares issuable pursuant to currently exercisable options.

(13) Includes 23,500 shares issuable pursuant to currently exercisable options.

(14) Includes 23,000 shares issuable pursuant to currently exercisable options.

(15) The shares shown include 2,646,941 shares issuable pursuant to currently exercisable options and 2,646,941shares issuable pursuant to options exercisable within 60 days of the date of this Proxy.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires Leapnet's Executive Officers and Directors, and persons who beneficially own more than ten percent (10%) of Leapnet's Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on a review of the copies of such forms furnished to Leapnet and written representations from Leapnet's Executive Officers and Directors, Leapnet believes that all such forms were filed in a timely manner during the eleven-month period ending December 31, 2000.

Item 13. Certain Relationships and Related Transactions.

On February 2, 1998, Leapnet received proceeds of a loan from Alliance
Banking Company of New Buffalo, Michigan, in the amount of $665,000 that was secured by a mortgage on the property located at 22 West Hubbard, Chicago, IL. 60610. The loan was due on January 27, 2001. The full amount of such indebtedness was personally guaranteed by Mr. Smith. The loan was approved by all of the directors; however, R. Steven Lutterbach, then a director of Leapnet, did not vote because he was a significant stockholder in Alliance. On March 3, 2000, the property was sold, and the loan was paid in full.

In February 2000, Mr. Stephen J. Tober borrowed $200,000 from SPR Inc., now known as Leapnet I, Inc., and the loan was approved by the directors of SPR. The promissory note is unsecured, and it provides for interest at the rate of 6% per annum. As of December 31, 2000, $150,000 principal remained outstanding; and as of March 31, 2001, $130,000 principal remained outstanding. Mr. Tober paid interest in the amount of $9,541 during the year 2000, and he paid interest in the amount of $2,117 through March 31, 2001.

During the eleven-month period ending December 31, 2000, Leapnet paid fees of approximately $80,278 to a law firm having a partner who was a stockholder of Leapnet and a brother of certain executive officers of Leapnet.

Leapnet has adopted a policy that all transactions with affiliated entities or persons will be on terms no less favorable than could be obtained from unrelated parties and all future transactions between Leapnet and its officers, directors, principal Stockholders and affiliates will be approved by a majority of Leapnet's independent directors.

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


Date:  April 30, 2001