Form 10-Q
period 2001-03-31
LEAPNET INC
filed 2001-05-15
CIK 1015665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2001

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                         Outstanding Shares at
               Class                                          May 4, 2001
    ------------------------------                       ---------------------
    Common Stock - $0.01 par value                            29,205,126


                                  LEAPNET, INC.

                                    FORM 10-Q
                              FOR THE PERIOD ENDED
                                 MARCH 31, 2001

                                      INDEX

PART I.  FINANCIAL INFORMATION

     ITEM 1.      FINANCIAL STATEMENTS:

                  Condensed Consolidated Balance Sheets --
                           March 31, 2001 (Unaudited)
                           and December 31, 2000

                  Condensed Consolidated Statements of Operations --
                           Three Months Ended
                           March 31, 2001 and 2000 (Unaudited)

                  Condensed Consolidated Statements of Cash Flows --
                           Three Months Ended
                           March 31, 2001 and 2000 (Unaudited)

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

     ITEM 5.      OTHER INFORMATION

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                  Leapnet, Inc.
                 Unaudited Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                                         March 31,     December 31,
                                                                                           2001            2000
                                                                                         --------      ------------
                                          Assets
Current assets:
  Cash and cash equivalents                                                             $   2,213          $   1,248
  Marketable securities                                                                    21,007             27,800
  Accounts receivable, net:
    Trade                                                                                   8,468             13,821
    Employees, interest, and other                                                            863                713
  Costs and fees in excess of billings on uncompleted projects                                 95                217
  Prepaid expenses and other                                                                  659                767
  Assets to be transferred under contractual agreement                                        176                  -
                                                                                       ----------          ---------
    Total current assets                                                                   33,481             44,566
                                                                                       ----------          ---------
Property and equipment, net                                                                 9,411             10,957
Goodwill, net                                                                              25,338             28,378
Other                                                                                         150                125
                                                                                       ----------          ---------
Total assets                                                                           $   68,380          $  84,026
                                                                                       ==========          =========

                          Liabilities And Stockholders' Equity

Current liabilities:
  Accounts payable                                                                     $    2,026          $   2,996
  Accrued expenses:
    Payroll and payroll related                                                             2,129              3,036
    Restructuring accrual                                                                   2,179                  -
    Other                                                                                   1,269              1,579
  Billings in excess of costs and fees on uncompleted projects                              1,603              1,793
                                                                                       ----------          ---------
    Total current liabilities                                                               9,206              9,404
                                                                                       ----------          ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock,$0.01 par value, 20,000,000 shares
    authorized, no shares issued or outstanding                                                 -                  -
  Common stock $0.01 par, 100,000,000 authorized,
    29,255,126 and 29,181,062 shares issued and
    29,205,126 and 29,131,062 outstanding at
    March 31, 2001 and December 31, 2000, respectively                                        292                292
  Additional paid-in capital                                                              128,109            128,077
  Accumulated deficit                                                                     (69,076)           (53,596)
  Treasury stock - at cost, 50,000 shares                                                    (151)              (151)
                                                                                       ----------          ---------
  Total stockholders' equity                                                               59,174             74,622
                                                                                       ----------          ---------
Total liabilities and stockholders' equity                                             $   68,380          $  84,026
                                                                                       ==========          =========


See Notes to unaudited condensed consolidated financial statements, including
Note 3 which indicates that the results of SPR are included beginning May 1, 2000.

                                  Leapnet, Inc.
            Unaudited Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                                                       Three Months
                                                                                      Ended March 31,
                                                                                 ------------------------
                                                                                  2001               2000
                                                                                 -----               ----
Revenues                                                                     $   9,373           $   7,798
Cost of services                                                                11,084               6,490
                                                                             -----------------------------
  Gross (loss) profit                                                           (1,711)              1,308
                                                                             -----------------------------
Other expenses:
  General and administrative                                                     7,573               4,209
  Restructuring and impairment charge                                            3,534                   -
  Amortization of goodwill                                                       3,041                   -
                                                                             -----------------------------
    Total other expenses                                                        14,148               4,209
                                                                             -----------------------------
Operating loss                                                                 (15,859)             (2,901)
                                                                             -----------------------------
  Interest income, net                                                             379                  19
  Gain on sale of building                                                           -                 585
  Other, net                                                                         -                 (33)
                                                                             -----------------------------
Loss before income taxes                                                       (15,480)             (2,330)
Benefit for income taxes                                                             -                (137)
                                                                             -----------------------------
Net loss                                                                     $ (15,480)          $  (2,193)
                                                                             =============================
Net loss per share:
  Basic                                                                      $   (0.53)          $   (0.15)
  Diluted                                                                    $   (0.53)          $   (0.15)

Weighted average number of shares outstanding:
  Basic                                                                         29,131              14,801
  Diluted                                                                       29,131              14,801


See Notes to unaudited condensed consolidated financial statements, including
Note 3 which indicates that the results of SPR are included beginning May 1, 2000.

                                  Leapnet, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                         Three Months
                                                                                        Ended March 31,
                                                                                ------------------------------
                                                                                   2001                2000
                                                                                ----------           ---------
Cash flows from operating activities:
 Net loss for the period                                                        $  (15,480)          $  (2,193)
 Adjustments to reconcile net loss
     to net cash used in operating activities:
   Depreciation and amortization                                                     3,735                 472
   Provision for lease obligations and impairment charge                             2,033                  --
   Loss (gain) on sale of property                                                       9                (585)
   Changes in operating assets and liabilities:
     Accounts receivable, net                                                        5,203              (1,472)
     Costs and fees in excess of billings on uncompleted projects                       45                 637
     Prepaids and other assets                                                         358                  79
     Accounts payable                                                                 (970)               (347)
     Payroll and other accrued expenses                                                  8                (534)
     Billings in excess of costs and fees on uncompleted contracts                    (190)                (20)
                                                                                ----------           ---------
Net cash used in operating activities                                               (5,249)             (3,963)
                                                                                ----------           ---------
Cash flows from investing activities:
  Purchases of property and equipment                                                 (424)             (1,308)
  Net proceeds from sale of property                                                    89               1,165
  Purchases of marketable securities                                                (7,944)                  -
  Proceeds from sale/maturity of marketable securities                              14,461                   -
                                                                                ----------           ---------
Net cash provided by (used in) investing activities                                  6,182                (143)
                                                                                ----------           ---------
Cash flows from financing activities:
  Proceeds from notes payable                                                            -               2,680
  Repayment of mortgage                                                                  -                (639)
  Capital lease obligation                                                               -                 (68)
  Proceeds from employee stock purchase and option plans                                32                 669
                                                                                ----------           ---------
Net cash provided by financing activities                                               32               2,642
                                                                                ----------           ---------
NET INCREASE (DECREASE) IN CASH                                                        965              (1,464)
Cash and cash equivalents, beginning of period                                       1,248               2,395
                                                                                ----------           ---------
Cash and cash equivalents, end of period                                        $    2,213           $     931
                                                                                ==========           =========
Supplemental disclosure of cash payments made for:
  Interest                                                                      $        -           $     165


See Notes to unaudited condensed consolidated financial statements, including
Note 3 which indicates that the results of SPR are included beginning May 1, 2000.

                         LEAPNET, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 1.  Interim Financial Statements

         The accompanying unaudited interim condensed consolidated financial statements of Leapnet, Inc. (the "Company" or "Leapnet") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures contained herein provide a fair presentation of interim results. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2000 in the Company's annual report on Form 10-K.

         The unaudited interim condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The statement of operations for the three months ended March 31, 2000, has been reclassified to conform with the financial presentation of companies within the Internet services industry. Such reclassifications primarily included allocating the Company's salaries and related expenses into either costs of services for billable employees or to general and administrative expenses for non-billable employees. Additionally, certain other amounts as previously reported have been reclassified to conform to current year classifications. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Change in Fiscal Year

         Effective May 1, 2000, the Company changed its fiscal year from January 31 to December 31. As such, the new fiscal quarters for the Company will end on March 31, June 30, September 30, and December 31.

Note 3.  Risks and Uncertainties

         The Company has experienced net losses and negative cash flow from operations. As of March 31, 2001, the Company had an accumulated deficit of $69.1 million. The Company expects to incur operating losses over the near term.

         The Company believes that existing credit facilities, cash and short-term investments and funds from operations will be sufficient to meet its cash requirements through the remainder of 2001. However, Leapnet's ability to achieve successful future operations, to satisfy its obligations as they become due, and remain listed on the NASDAQ will depend on many factors. These factors include the Company's ability to maintain its customer base, attract new customers, attract future equity infusions, and ratify a 5 for 1 reverse stock split. There can be no assurance that the Company will ever achieve operating profits, continue to satisfy its obligations, or prevent delisting from the NASDAQ.

         Several actions have been taken to reduce the use of cash, sell underutilized assets, reduce the number of office locations, and return the Company to profitability. A reduction in force affecting 89 employees was completed in March 2001. This reduction is expected to save the Company approximately $3.2 million during the calendar year 2001. Procedures have been put into action to improve management of the Company's consultant utilization and more closely match the inventory of available skills with project requirements on a continual basis. Increased monitoring of consultant utilization will assist management in matching the Company's cost of consultants to the market demand. In addition, a plan has been implemented to reduce the amount of leased office space and sell or dispose of any under-performing or under-utilized assets. Further, the shareholders will be voting on the 5 for 1 reverse stock split at the upcoming shareholder meeting.

Note 4.  Acquisition

         On May 1, 2000, Leapnet completed the acquisition of SPR Inc. ("SPR"), a company that provides project-based IT consulting services. The amount of goodwill amortization reflected in the statement of operations for the three-month period ended March 31, 2001, is $3.0 million. SPR is included in Leapnet's consolidated financial statements beginning May 1, 2000.

         The following summary reflects unaudited selected pro forma financial information for the three-month period ended March 31, 2000, as if the acquisition of SPR had occurred at the beginning of the period.

         (in thousands, except per share amounts)

                                            Three Months
                                               Ended
                                           March 31, 2000
                                           --------------
            Revenues                         $ 14,539
            Net loss                         $(10,339)
            Net loss per share               $  (0.36)


       The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented. In addition, they are not intended to be a projection of future results nor do they incorporate or assume any benefits from cost savings or synergies that the combined company may realize after the merger.

Note 5.  Sale of Certain Planet Leap Assets

         On March 29, 2001, Planet Leap, Inc., a wholly owned subsidiary of the Company, signed a definitive Asset Purchase Agreement to sell certain operating assets and liabilities to Berlitz GlobalNet, Inc. (Berlitz). The closing took place on April 4, 2001. The terms of the agreement call for a cash payment of $2.1 million upon closing plus additional contingent payments. The total amount of the purchase price will be determined based on a percentage of revenues for the twelve months following the closing. Any resulting gain from the sale of the assets will be recognized as revenues are generated over the twelve-month period. Assets with net book values totaling $0.2 million will be transferred to Berlitz pursuant to the agreement and will be amortized over the next twelve months.

Note 6. Restructuring and Impairment of Long-lived Assets Charge

        During the quarter ended March 31, 2001, the Company recorded a restructuring and impairment of long-lived assets charge of $3.5 million associated with the closing of facilities and related severance payments. The charge consisted of $1.2 million related to employee severance, $1.2 million associated with lease obligations for unutilized office space, and an asset impairment charge of $1.1 million for the write-off of furniture and leasehold improvements at the unutilized office locations

        Reductions in force, brought about by the closure of offices and the realignment of the Company's operations, affected 89 employees during the first quarter of 2001. Of the $1.2 million in employee severance, $0.3 million was paid in March 2001, $0.7 million will be paid in the second quarter of 2001, and the remainder will be paid from July 2001, through March 2002, pursuant to agreements reached with the affected employees.

        The $1.2 million charge for lease obligations was recorded as a result of approximately 69,000 square feet of unutilized office space in Oak Brook, Illinois, Dallas, San Francisco, and New York. The amount was recorded net of estimated sublease revenues, which are estimated to begin in August and October of 2001. Substantially all of the $1.2 million will be paid on approximately a straight-line basis through October of 2001.

        The asset impairment charge of $1.1 million was a non-cash item associated with the leasehold improvements and furniture at the offices that are no longer being utilized. The carrying amounts of the assets at these locations have been reduced to a fair value of zero and are expected to be disposed of prior to the fourth quarter of 2001.

        As of March 31, 2001, the restructuring accrual, recorded as a component of accrued expenses on the Company's balance sheet, was comprised of the following amounts:

                                                (in thousands)

                                             Lease
                            Severance      Obligations     Total
                            ---------      -----------     -----
First quarter - 2001:
   Restructuring charge      $ 1,250         $ 1,205      $ 2,455
   Payments                     (276)              -         (276)
                            -------------------------------------
Balance at March 31, 2001      $ 974         $ 1,205      $ 2,179
                            =====================================

Note 7. Marketable Securities

        The Company invests in investment-grade marketable securities with varying maturities. These securities include certificates of deposit, municipal bonds, and corporate bonds. The Company owns one equity security received as reimbursement for services performed. The equity security is valued at market. Management determines the classification of investments at the time of purchase and evaluates such classifications as of each balance sheet date.

        The carrying amounts and fair values of the Company's marketable securities are as follows:

                                                                              (in thousands)
                                                                               Period Ended
                                                       ------------------------------------------------------------------
                                                              March 31, 2001                      December 31, 2000
                                                       ---------------------------          -----------------------------
                                                       Amortized          Aggregate         Amortized          Aggregate
                                                       Cost Basis         Fair Value        Cost Basis         Fair Value
                                                       ----------         ----------        ----------         ----------
Available-for-sale:
 U.S. corporate notes maturing within 1 year            $  7,393           $  7,393          $ 10,840           $ 10,840
 U.S. corporate notes maturing within 2 - 10 years         4,235              4,235             4,147              4,147
 U.S. corporate notes maturing after 10 years              6,829              6,829             7,142              7,142
 Corporate equity securities                                  50                 50                71                 71
 Municipal obligations maturing after 10 years             2,500              2,500             5,600              5,600
                                                        --------           --------          --------           --------
Total short-term investments                            $ 21,007           $ 21,007          $ 27,800           $ 27,800
                                                        ========           ========          ========           ========


Note 8.  Comprehensive Income

         In September 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". The standard requires the reporting and display of comprehensive income, which includes all changes in stockholders' equity with the exception of investments by, or distributions to, stockholders. During the three months ended March 31, 2001 and 2000, the components of comprehensive income are as follows:


                                                                     (in thousands)
                                                                       (unaudited)
                                                               Three Months Ended March 31,
                                                               2001                    2000
                                                            ---------                --------
     Net loss                                               $ (15,480)               $ (2,193)
     Unrealized (loss)/gain on short term investments               0                    (127)
                                                            ---------                --------
        Comprehensive (loss)/income                         $ (15,480)               $ (2,320)
                                                            =========                ========




Note 9.  Business Segments

         Amounts by service line for the three-month periods ended March 31, 2001 and 2000, are shown in the table below:

                                             (in thousands)
                                      Three Months Ended March 31,
                               ------------------------------------------
                                      2001                     2000
                               -----------------        -----------------
                               Revenues      %          Revenues      %
                               --------    -----        --------    -----
 E-business                    $ 5,335     56.9%        $ 3,578     45.9%
 General IT consulting           1,756     18.7%              -      0.0%
 Globalization                   1,223     13.1%          1,597     20.5%
 Advertising                     1,059     11.3%          2,623     33.6%
                               -------                  -------
 Total                         $ 9,373                  $ 7,798
                               =======                  =======

Note 10.

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

Note 11. New Accounting Pronouncements

         During 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning January 1, 2001. Adoption of SFAS 133 on January 1, 2001, had no impact on the reported results of operations or financial position of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, accompanying notes thereto and other financial information appearing in the Company's Annual Report of Form 10-K which was filed with the Securities and Exchange Commission on December 31, 2000.

         The statement of operations of Leapnet, Inc. for the three-month period ended March 31, 2000, has been reclassified to conform to the financial presentation of companies within the Internet Services Industry. Such classifications primarily included allocating the Company's salaries and related expenses into either cost of services for billable employees or to general and administrative expenses for non-billable employees. Additionally, certain amounts as previously reported have been reclassified to conform to current year classifications.

         On May 1, 2000, Leapnet, Inc. acquired SPR Inc., an information technology services provider. The acquisition was accounted for as a purchase. The amount of goodwill amortization reflected in the statement of operations for the three-month period ended March 31, 2001, is $3.0 million. If Leapnet is unable to secure assignments that would utilize the skills of the SPR employees, or the difficult market conditions for Internet professional services companies do not improve, the Company may not be able to realize the value inherent in the goodwill resulting from the SPR acquisition. If the goodwill related to the SPR acquisition becomes impaired, Leapnet will incur a one-time non-cash charge for the write-off of all or a portion of such goodwill at the time of impairment. Results of operations of SPR are included in the consolidated financial statements commencing May 1, 2000.

         The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results of operations to be expected for the entire year ended December 31, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

REVENUES

         Revenues increased to $9.4 million for the three months ended March 31, 2001, from $7.8 million for the three months ended March 31, 2000, an increase of approximately $1.6 million or 20%. The $1.6 million increase in revenues was primarily due to the acquisition of SPR. The increase related to the acquisition was reduced by revenues generated from contracts completed in 2000 that were not entirely replaced in the 2001 period, and $0.9 million related to the loss of the Hardee's account.

GROSS PROFIT

         Gross profit consists of revenues less cost of services, which includes direct costs of servicing clients, including direct labor and related benefits and taxes, and direct production costs. Direct production costs include costs such as freelance and contract labor, filming, animation, editing, special effects, photography and illustrations, artwork, computer design and various related production services which are generally outsourced and reflect production done on traditional media as well as with new technologies and multimedia. For the three months ended March 31, 2001, gross profit was a loss of $1.7 million, compared to a profit of $1.3 million for the comparable 2000 period, a decrease of $3.0 million. The decrease in gross profit is primarily attributable to decreased utilization rates for the Company's consultants during the three months ended March 31, 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and Administrative Expenses include salaries and benefits of management and support staff, space and facilities expenses, depreciation, insurance, outside professional fees, and other corporate costs. General and administrative expenses increased to $7.6 million for the three months ended March 31, 2001, from $4.2 million for the three months ended March 31, 2000, an increase of approximately $3.4 million. The $3.4 million increase in general and administrative expenses was due to the addition of sales, recruiting, and employee relations staff that resulted primarily from the SPR acquisition.

RESTRUCTURING AND IMPAIRMENT OF LONG-LIVED ASSETS CHARGE

         During the quarter ended March 31, 2001, the Company recorded a restructuring and impairment of long-lived assets charge of $3.5 million associated with the closing of facilities and related severance payments. The charge consisted of $1.2 million related to employee severance, $1.2 million associated with lease obligations for unutilized office space, and an asset impairment charge of $1.1 million for the write-off of furniture and leasehold improvements at the unutilized office locations.

         Reductions in force, brought about by the closure of offices and the realignment of the Company's operations, affected 89 employees during the first quarter of 2001. Of the $1.2 million in employee severance, $0.3 million was paid in March 2001, $0.7 million will be paid in the second quarter of 2001, and the remainder will be paid from July 2001, through March 2002, pursuant to agreements reached with the affected employees.

         The $1.2 million charge for lease obligations was recorded as a result of approximately 69,000 square feet of unutilized office space in Oak Brook, Illinois, Dallas, San Francisco, and New York. The amount was recorded net of estimated sublease revenues, which are estimated to begin in August and October of 2001. Substantially all of the $1.2 million will be paid on approximately a straight-line basis through October of 2001.

         The asset impairment charge of $1.1 million was a non-cash item associated with the write-off of the leasehold improvements and furniture at the offices that are no longer being utilized. The carrying amounts of the assets at these locations have been reduced to a fair value of zero and are expected to be disposed of prior to the fourth quarter of 2001.

         As of March 31, 2001, $2.2 million of the restructuring charge is recorded as a component of accrued expenses on the Company's balance sheet.

AMORTIZATION OF GOODWILL

         Amortization of goodwill was $3.0 million for the three months ended March 31, 2001, and represents the goodwill resulting from the purchase of SPR Inc. on May 1, 2000. Goodwill amortization will approximate $1.0 million per month for a total of 36 months.

INTEREST INCOME, NET

         Interest income totaled $0.4 million for the three months ended March 31, 2001, versus $0.2 million for the comparable period in 2000, and represents interest earned on investments in marketable securities. Interest expense was zero for the three months ended March 31, 2001. Interest expense was $0.2 million for the three months ended March 31, 2000, on debt that totaled approximately $10.8 million at March 31, 2000.

GAIN ON SALE OF BUILDING

         The $0.6 million gain in the 2000 period was due to the sale of a building at 22 W. Hubbard in Chicago.

INCOME TAXES

         The income tax benefit recorded in the 2000 period was related to a refund due from the State of New York.

LIQUIDITY AND CAPITAL RESOURCES

         During the past three months, the Company has primarily financed its operations and investments in property and equipment through cash generated from the sale of marketable securities acquired through the purchase of SPR Inc., which was completed in May 2000.

         At March 31, 2001, the Company had $24.3 million of working capital, inclusive of $23.2 million in cash, cash equivalents, and marketable securities. During the three months ended March 31, 2001, cash used in operating activities was $5.2 million.

         Several actions have been taken to reduce the use of cash, sell underutilized assets, reduce the number of office locations, and return the Company to profitability. A reduction in force affecting 89 employees was completed in March 2001. The reduction is expected to save the Company approximately $3.2 million during the calendar year 2001. On March 29, 2001, Planet Leap, Inc., a wholly owned subsidiary of the Company, signed a definitive Asset Purchase Agreement to sell certain operating assets and liabilities to Berlitz GlobalNet, Inc. (Berlitz). The closing took place on April 4, 2001. The terms of the agreement call for a cash payment of $2.1 million upon closing plus additional contingent payments. The total amount of the purchase price will be determined based on a percentage of revenues for the twelve months following the closing. Any resulting gain from the sale of the assets will be recognized as revenues are generated over the twelve-month period. Assets with net book values totaling $0.2 million will be transferred to Berlitz pursuant to the agreement and will be amortized over the next twelve months.

         Procedures have been implemented to improve management of the Company's consultant utilization and more closely match the inventory of available skills with project requirements, on a continual basis. Increased monitoring of consultant utilization will assist management in matching the Company's cost of consultants to the market demand. In addition, a plan is in place to reduce the amount of leased office space, through subleasing or renegotiating the lease contracts, and sell or dispose of any under-performing or unutilized assets.

         The Company believes that the existing credit facilities, cash and short-term investments, and funds from operations will be sufficient to meet its cash requirements for the remainder of 2001.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. When used in this report, words such as "anticipates," "believes," "continues," "estimates," "expects," "goal," "may," "opportunity," "plans," "potential," "projects," "will," and similar expressions as they relate to the Company or its Management are intended to identify such forward-looking statements. A number of important factors could cause the Company's actual results, performance or achievements for 2001 and beyond to differ materially from that expressed in such forward-looking statements. These factors are set forth in the Company's Registration Statement on Form S-1 (File No. 333-05051) under the heading "Risk Factors" and also include, without limitation, material changes in economic conditions in the markets served by the Company's clients; operating losses; changes in government regulation and legal uncertainties; competition in the Company's industry; uncertainties relating to the developing market for new media; general economic conditions; ability to collect amounts owed to the Company; changing technologies and any inability to meet expectations in the performance of services which could lead to claims or liabilities; failure to accurately estimate the time and resources necessary for the performance of services; ability to maintain and expand its name recognition; costs and uncertainties relating to closing offices or establishing new offices and bringing new or existing offices to profitability; any inability of the Company to raise additional financing in the future on favorable terms, or at all; potential adverse effects of litigation; the Company's dependence on key personnel and vendors; the Company's dependence on key clients and projects; the Company's ability to mange growth effectively; possible continued volatility and wide fluctuations in the price of the Company's stock; the ability of the Company to maintain the listing on the NASDAQ National Market or another principal trading exchange. While the Company reduced certain expenses, as the Company works to grow and expand the business, management will need to increase expenses to expand operations. Management will continue to assess its overall cost structure in relation to existing and anticipated revenues. Due to the nature of client contracts, which are difficult to forecast precisely or for any extended period of time, if the Company experiences declines in client demand, or if significant expenses precede or are not immediately followed by increased revenues, the results of operations and financial condition may suffer.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company's market-risk exposures are set forth in its Annual Report on Form 10-K for the year ended December 31, 2000, and have not changed significantly.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.   OTHER INFORMATION

          The Company received a Nasdaq Staff Determination on May 8, 2001 indicating that the Company fails to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4450(a)(5), and that its securities are, therefore, subject to delisting from The Nasdaq National Market. The Company intends to request a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. There can be no assurance that the Panel will grant the Company's request for continued listing.

          Leapnet's Board of Directors has approved a proposal to amend the Company's Certificate of Incorporation to effect a five-for-one reverse stock split of its outstanding Common Stock. This proposal is being submitted for shareholder approval at the Annual Meeting scheduled on June 5, 2001.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  a.  Exhibits

                      None.

                  b.  Reports on Form 8-K

                      None.


ITEMS 2 AND 3  ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               LEAPNET, INC.
                               (Registrant)

Date: May 14, 2001             BY:   /s/ Robert M. Figliulo
                               -----------------------------------------------
                               Robert M. Figliulo
                               Vice Chairman and Chief Executive Officer

Date: May 14, 2001             BY:   /s/ Stephen J. Tober
                               -----------------------------------------------
                               Stephen J. Tober
                               President and Chief Operating Officer

Date: May 14, 2001             BY:   /s/ Stephen T. Gambill
                               ----------------------------------------------
                               Stephen T. Gambill
                               Vice President and Chief Financial Officer