Form 10-Q
period 2001-06-30
LEAPNET INC
filed 2001-08-14
CIK 1015665

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

                                                 OUTSTANDING SHARES AT
               CLASS                                 AUGUST 10, 2001
       -----------------------                 --------------------------
   COMMON STOCK - $0.01 PAR VALUE                        5,840,992

                                  LEAPNET, INC.

                                    FORM 10-Q
                              FOR THE PERIOD ENDED
                                  JUNE 30, 2001

                                      INDEX


     PART I.      FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS:

                  CONDENSED CONSOLIDATED BALANCE SHEETS --
                            JUNE 30, 2001 (UNAUDITED)
                            AND DECEMBER 31, 2000

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS --
                            THREE AND SIX MONTHS ENDED
                            JUNE 30, 2001 AND 2000 (UNAUDITED)

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS --
                            SIX MONTHS ENDED
                            JUNE 30, 2001 AND 2000 (UNAUDITED)

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


     PART II.     OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



     SIGNATURES

PART I.   FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS

                                  Leapnet, Inc.
                 Unaudited Condensed Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                        June 30,  December 31,
                                                                          2001        2000
                                                                       ---------  ------------
                           ASSETS
Current assets:
  Cash and cash equivalents                                            $   2,819    $   1,248
  Marketable securities                                                   18,219       27,800
  Accounts receivable, net:
    Trade                                                                  7,466       13,821
    Employees, interest, and other                                           638          713
  Costs and fees in excess of billings on uncompleted projects               --           217
  Prepaid expenses and other                                                 612          767
  Assets to be transferred under contractual agreement                       132          --
                                                                       ---------    ---------
    Total current assets                                                  29,886       44,566
                                                                       ---------    ---------
Property and equipment, net                                                8,891       10,957
Goodwill, net                                                             22,297       28,378
Other                                                                        150          125
                                                                       ---------    ---------
Total assets                                                           $  61,224    $  84,026
                                                                       =========    =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $   2,749    $   2,996
  Accrued expenses:
    Payroll and payroll related                                            2,240        3,036
    Restructuring and impairment accrual                                     688          --
    Other                                                                    758        1,579
  Billings in excess of costs and fees on uncompleted projects             1,777        1,793
  Deferred gain on sale of certain assets of Planet Leap                   1,572          --
                                                                       ---------    ---------
    Total current liabilities                                              9,784        9,404
                                                                       ---------    ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock,$0.01 par value, 20,000,000 shares
   authorized, no shares issued or outstanding                               --           --
  Common stock $0.01 par, 100,000,000 authorized,
   5,840,992 and 5,836,212 shares issued and
   5,830,992 and 5,826,212 outstanding at
   June 30, 2001 and December 31, 2000, respectively                         292          292
  Additional paid-in capital                                             128,109      128,077
  Accumulated deficit                                                    (76,810)     (53,596)
  Treasury stock - at cost, 10,000 shares                                   (151)        (151)
                                                                       ---------    ---------
  Total stockholders' equity                                              51,440       74,622
                                                                       ---------    ---------
Total liabilities and stockholders' equity                             $  61,224    $  84,026
                                                                       =========    =========

See Notes to unaudited condensed consolidated financial statements, including
Note 4 which indicates that the results of SPR are included beginning May 1, 2000.

                                  Leapnet, Inc.
            Unaudited Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                        Three months             Six months
                                                       Ended June 30,          Ended June 30,
                                                     --------------------    --------------------
                                                       2001        2000        2001        2000
                                                     --------    --------    --------    --------
Revenues                                             $  7,599    $ 14,299    $ 16,972    $ 22,097
Cost of services                                        8,199      12,931      19,283      19,421
                                                     --------    --------    --------    --------
  Gross profit (loss)                                    (600)      1,368      (2,311)      2,676
                                                     --------    --------    --------    --------
Other expenses:
  General and administrative                            4,869       7,974      12,442      12,183
  Restructuring and impairment charge                    --          --         3,534        --
  Amortization of goodwill                              3,041       2,027       6,082       2,027
                                                     --------    --------    --------    --------
    Total other expenses                                7,910      10,001      22,058      14,210
                                                     --------    --------    --------    --------
Operating loss                                         (8,510)     (8,633)    (24,369)    (11,534)
                                                     --------    --------    --------    --------
  Gain on sale of certain assets of Planet Leap, net      485        --           485        --
  Interest income, net                                    281         346         660         365
  Gain on sale of building                               --          --          --           585
  Other, net                                               10          (1)         10         (34)
                                                     --------    --------    --------    --------
Loss before income taxes                               (7,734)     (8,288)    (23,214)    (10,618)
Benefit for income taxes                                 --          --          --          (137)
                                                     --------    --------    --------    --------
Net loss                                             $ (7,734)   $ (8,288)   $(23,214)   $(10,481)
                                                     ========    ========    ========    ========

Net loss per share:
  Basic                                              $  (1.32)   $  (1.71)   $  (3.98)   $  (2.68)
  Diluted                                            $  (1.32)   $  (1.71)   $  (3.98)   $  (2.68)

Weighted average number of shares outstanding:
  Basic                                                 5,841       4,852       5,833       3,907
  Diluted                                               5,841       4,852       5,833       3,907


See Notes to unaudited condensed consolidated financial statements, including
Note 4 which indicates that the results of SPR are included beginning May 1, 2000.

                                  Leapnet, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                         Six Months
                                                                        Ended June 30,
                                                                     --------------------
                                                                       2001        2000
                                                                     --------    --------
Cash flows from operating activities:
  Net loss for the period                                            $(23,214)   $(10,481)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Depreciation and amortization                                       7,396       3,328
    Provision for lease obligations and impairment loss                 1,293         --
    Provision for impairment loss on capitalized software                 --          496
    Gain on sale of assets                                               (519)       (585)
    Changes in operating assets and liabilities:
      Accounts receivable, net                                          6,430      (5,135)
      Costs and fees in excess of billings on uncompleted projects        140       1,320
      Prepaids and other assets                                           450          16
      Accounts payable                                                   (247)         59
      Payroll and other accrued expenses                               (1,143)       (776)
      Billings in excess of costs and fees on uncompleted contracts       (16)        568
                                                                     --------    --------
Net cash used in operating activities                                  (9,430)    (11,190)
                                                                     --------    --------

Cash flows from investing activities:
  Purchases of property and equipment                                    (525)     (2,411)
  Net proceeds from sale of property                                       89       1,165
  Cash received from sale of certain Planet Leap assets                 2,100         --
  Payments for merger costs associated with SPR acquisition               --         (955)
  Cash received in merger with SPR                                        --          907
  Purchases of marketable securities                                  (13,361)     (5,605)
  Proceeds from sale of marketable securities                          22,666      11,036
                                                                     --------    --------
Net cash provided by investing activities                              10,969       4,137
                                                                     --------    --------

Cash flows from financing activities:
  Net proceeds from bank borrowings:
    Notes payable                                                         --        4,919
    Mortgages payable:
      Bank borrowings                                                     --        1,642
      Repayment                                                           --         (639)
  Capital lease obligation                                                --          (68)
  Proceeds from employee stock purchase and option plans                   32         898
                                                                     --------    --------
Net cash provided by financing activities                                  32       6,752
                                                                     --------    --------

NET INCREASE (DECREASE) IN CASH                                         1,571        (301)
Cash and cash equivalents, beginning of period                          1,248       2,395
                                                                     --------    --------
Cash and cash equivalents, end of period                             $  2,819    $  2,094
                                                                     ========    ========

Supplemental disclosure of cash payments made for:
  Interest                                                           $   --      $    406
Stock acquisition of SPR
  Issuance of common stock in acquisition of SPR                         --      $ 89,054
  Net book value of SPR                                                  --      $ 52,568
  Goodwill                                                               --      $ 36,486

See Notes to unaudited condensed consolidated financial statements, including
Note 4 which indicates that the results of SPR are included beginning May 1, 2000.

                                LEAPNET, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Interim Financial Statements

        The accompanying unaudited interim condensed consolidated financial statements of Leapnet, Inc. (the "Company" or "Leapnet") have been prepared by Leapnet in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. However, Leapnet believes that the disclosures contained herein provide a fair presentation of interim results. These financial statements should be read in conjunction with Leapnet's audited financial statements and notes thereto for the year ended December 31, 2000 in Leapnet's annual report on Form 10-K.

        The unaudited interim condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Leapnet's financial position and results of operations. The statements of operations for the three and six months ended June 30, 2000, have been reclassified to conform with the financial presentation of companies within the Internet services industry. Such reclassifications primarily included allocating Leapnet's salaries and related expenses into either costs of services for billable employees or to general and administrative expenses for non-billable employees. Additionally, certain other amounts as previously reported have been reclassified to conform to current year classifications. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the full year.


Note 2. Change in Fiscal Year

        Effective May 1, 2000, Leapnet changed its fiscal year from January 31 to December 31. As such, the new fiscal quarters for Leapnet end on March 31, June 30, September 30, and December 31.

Note 3. Risks and Uncertainties

        Leapnet has experienced net losses and negative cash flow from operations. As of June 30, 2001, Leapnet had an accumulated deficit of $76.8 million. Leapnet believes that cash and short-term investments and funds from operations will be sufficient to meet its cash requirements through the remainder of 2001. However, Leapnet's ability to achieve successful future operations, to satisfy its obligations as they become due, and remain listed on the NASDAQ will depend on many factors. These factors include Leapnet's ability to maintain its customer base, attract new customers, and continue to reduce expenses. There can be no assurance that Leapnet will ever achieve operating profits, continue to satisfy its obligations, or prevent delisting from the NASDAQ.

        Actions have continued in the second quarter of 2001 to reduce the use of cash, sell underutilized assets, reduce the number of office locations, and return Leapnet to profitability. Procedures have been put into action to improve management of Leapnet's consultant utilization and more closely match the inventory of available skills with project requirements, on a continual basis. Increased monitoring of consultant utilization will help to ensure that Leapnet's cost of consultants matches the market demand. The number of consultants has been reduced by approximately 75 from March 31, 2001 to June 30, 2001, through reductions in force and attrition. Likewise management and support personnel have been reduced by over 20 during the same period. In addition, Leapnet's plan to reduce the amount of leased office space through renegotiating the lease contracts, and sell or dispose of any under-performing or unutilized assets is well under way and is presently expected to be completed in the third and fourth quarters of 2001.

Note 4. Acquisition

        On May 1, 2000, Leapnet completed the acquisition of SPR Inc. ("SPR"), a company that provides project-based IT consulting services. The amount of goodwill amortization reflected in the statement of operations for the three and six-month periods ended June 30, 2001, is $3.0 million and $6.1 million, respectively. SPR is included in Leapnet's consolidated financial statements beginning May 1, 2000.

        The following summary reflects unaudited selected pro forma financial information for the three and six-month periods ended June 30, 2000, as if the acquisition of SPR had occurred at the beginning of the period.

                                   Three Months        Six Months
                                       Ended              Ended
                                   June 30, 2000      June 30, 2000
                                 -------------------------------------
Revenues                              $   16,804        $    31,343
Net (loss)                            $  (10,765)       $   (21,104)
Net (loss) per share                  $    (1.87)       $     (3.67)

        The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented. In addition, they are not intended to be a projection of future results nor do they incorporate or assume any benefits from cost savings or synergies that the combined company may realize after the merger.


Note 5. Reverse Stock Split

        On June 5, 2001, Leapnet's stockholders and Board of Directors approved an amendment to Leapnet's Restated Certificate of Incorporation to effect a reverse stock split of Leapnet's outstanding Common Stock, whereby Leapnet issued one new share of Common Stock in exchange for five shares of the outstanding Common Stock. Distribution of the shares began on June 20, 2001 to stockholders of record as of the close of business on June 5, 2001. Cash was paid in lieu of fractional shares. All shares and per share amounts reported in this filing have been restated to reflect the one-for-five reverse stock split of Common Stock.

Note 6. Sale of Certain Planet Leap Assets

        On March 29, 2001, Planet Leap, Inc., a wholly owned subsidiary of Leapnet, signed a definitive Asset Purchase Agreement to sell certain operating assets to Berlitz GlobalNet, Inc. (Berlitz). The closing took place on April 4, 2001. Leapnet received a cash payment of $2.1 million upon closing. The terms of the agreement call for a contingent purchase price based on a percentage of revenues for the twelve months following the closing. Any resulting gain from the sale of the assets will be recognized as revenues are generated over the twelve-month period. Assets with net book values totaling $0.2 million were transferred to Berlitz pursuant to the agreement and will be amortized over the next twelve months. These assets are included in the caption "assets to be transferred under contractual agreement" in the accompanying condensed consolidated balance sheets. The net gain recorded in the quarter ended June 30, 2001 was $0.5 million.

Note 7. Restructuring Charge and Impairment of Long-lived Assets Charge

        During the quarter ended March 31, 2001, Leapnet recorded a restructuring and impairment of long-lived assets charge of $3.5 million associated with the closing of facilities and related severance payments. The charge consisted of $1.2 million related to employee severance, $1.2 million associated with lease obligations for unutilized office space, and an asset impairment charge of $1.1 million for the write-off of furniture and leasehold improvements at the unutilized office locations.

        Reductions in force, brought about by the closure of offices and the realignment of Leapnet's operations, affected 89 employees during the first quarter of 2001. Of the $1.2 million in employee severance, $0.3 million was paid in March 2001, $0.7 million was paid in the second quarter of 2001, and the remainder will be paid from July 2001, through April 2002, pursuant to agreements reached with the affected employees.

        The $1.2 million charge for lease obligations was recorded as a result of approximately 69,000 square feet of unutilized office space in Oak Brook, Illinois, Dallas, San Francisco, and New York. The amount represents estimated payments to lessors for early termination of the leases. During the second quarter of 2001, $0.8 million was paid to lessors, and it is presently expected that the remaining amounts will be paid in the third and fourth quarters of 2001.

        The asset impairment charge of $1.1 million was a non-cash item associated with the leasehold improvements and furniture at the offices that are no longer being utilized. The carrying amounts of the assets at these locations have been reduced to a fair value of zero and are expected to be disposed of prior to the fourth quarter of 2001.

        As of June 30, 2001, the restructuring and impairment accrual, recorded as a component of accrued expenses on Leapnet's balance sheet, was comprised of the following amounts:

                                            (in thousands)
                                            Lease         Asset
                             Severance    Obligations   Impairment    Total
                             ---------    -----------   ----------   -------
Charge                         $ 1,250        $ 1,205      $ 1,079   $ 3,534
Payments                          (993)          (774)         --     (1,767)
Non-cash asset write-down          --             --        (1,079)   (1,079)
                             -----------------------------------------------
Balance at June 30, 2001       $   257        $   431      $   --    $   688
                             ===============================================


Note 8. Marketable Securities

        Leapnet invests in investment-grade marketable securities with varying maturities. These securities include certificates of deposit, municipal bonds, and corporate bonds. Leapnet owns one equity security received as reimbursement for services performed. The equity security is valued at market. Management determines the classification of investments at the time of purchase and evaluates such classifications as of each balance sheet date.

        The carrying amounts and fair values of Leapnet's marketable securities are as follows:

                                                                                  (in thousands)
                                                                                   Period Ended
                                                       --------------------------------------------------------------------
                                                                 June 30, 2001                  December 31, 2000
                                                       ----------------------------------  --------------------------------
                                                            Amortized      Aggregate          Amortized       Aggregate
                                                           Cost Basis      Fair Value         Cost Basis      Fair Value
                                                       ----------------- ----------------  ----------------  --------------
Available-for-sale:
   U.S. corporate notes maturing within 1 year               $  6,514        $  6,514           $ 10,840         $ 10,840
   U.S. corporate notes maturing within 2 - 10 years            3,935           3,935              4,147            4,147
   U.S. corporate notes maturing after 10 years                 5,220           5,220              7,142            7,142
   Corporate equity securities                                     50              50                 71               71
   Bonds maturing after 10 years                                2,500           2,500              5,600            5,600
                                                       ----------------- ----------------  --------------------------------

Total short-term investments                                 $ 18,219        $ 18,219           $ 27,800         $ 27,800
                                                       ================= ================  ================================

Note 9. Comprehensive Income

        During the three and six months ended June 30, 2001 and 2000, the components of comprehensive loss are as follows:

                                                                              (in thousands)
                                                       Three months ended June 30,         Six months ended June 30,
                                                       2001                 2000            2001              2000
                                                     ----------          ----------       ----------        ----------
Net loss                                              $ (7,734)           $ (8,288)        $(23,214)         $(10,481)
Unrealized (loss) on short term investments                  0                (216)               0              (216)
                                                     ---------            --------        ----------        ----------
      Comprehensive (loss)                            $ (7,734)           $ (8,504)        $(23,214)         $(10,697)
                                                     =========            ========        ==========        ==========


Note 10. Business Segments

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company has no separately reportable segments in accordance with this standard. Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports revenues by service lines. Amounts for the three and six-month periods ended June 30, 2001 and 2000, are shown in the table below:

                                     Three months ended June 30,                              Six months ended June 30,
                           -----------------------------------------------        ------------------------------------------------
                                  2001                       2000                        2001                        2000
                           -------------------        -------------------         -------------------         --------------------
                           Revenues         %         Revenues         %          Revenues         %          Revenues          %
                           --------        ---        --------        ---         --------        ---         --------         ---
E-business                  $ 5,125      67.5%         $ 8,484      59.4%         $ 10,460      61.7%         $ 12,062       54.6%
General IT consulting         1,795      23.6%           2,351      16.4%            3,551      20.9%            2,351       10.6%
Globalization                     -          -           2,237      15.6%            1,223       7.2%            3,834       17.4%
Advertising                     679       8.9%           1,227       8.6%            1,738      10.2%            3,850       17.4%
                            -------                   --------                    --------                    --------
Total                       $ 7,599                   $ 14,299                    $ 16,972                    $ 22,097
                            =======                   ========                    ========                    ========


Note 11. Legal Proceedings

         In August 2000, Leapnet received a copy of a Demand for Arbitration filed with the American Arbitration Association ("AAA") whereby claimants Eliot Kang Productions, Inc. and Eliot Kang and Associates Inc. are seeking $1 million for an alleged breach of contract. In November 1997, Leapnet and a subsidiary of Leapnet entered into an Asset Purchase Agreement with the claimants, who were then operating under different names. The arbitration hearing was conducted in June 2001, and Leapnet is waiting to receive the determination from the arbitrator. It is not possible to ascertain the ultimate outcome of this matter. Leapnet intends to vigorously defend its position and pursue all remedies available to it. An adverse determination could have a material adverse effect on Leapnet's results of operations and financial position. There are no other active claims or lawsuits against Leapnet that management believes are material.

Note 12. New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in Leapnet's discontinuation of amortization of its goodwill; however, Leapnet will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on Leapnet's future results of operations if an impairment occurs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following presentation of management's discussion and analysis of Leapnet's financial condition and results of operations should be read in conjunction with Leapnet's consolidated financial statements, accompanying notes thereto and other financial information appearing in Leapnet's Annual Report of Form 10-K which was filed with the Securities and Exchange Commission on March 30, 2001.

        The statements of operations of Leapnet, Inc. for the three and six month periods ended June 30, 2000, have been reclassified to conform to the financial presentation of companies within the Internet services industry. Such classifications primarily included allocating Leapnet's salaries and related expenses into either cost of services for billable employees or to general and administrative expenses for non-billable employees. Additionally, certain amounts as previously reported have been reclassified to conform to current year classifications.

        On May 1, 2000, Leapnet, Inc. acquired SPR Inc., an information technology services provider. The acquisition was accounted for as a purchase. As of June 30, 2001, goodwill, net of accumulated amortization is $22.3 million. If Leapnet is unable to secure assignments that would utilize the skills of the SPR employees, or the difficult market conditions for Internet professional services companies do not improve, Leapnet may not be able to realize the value inherent in the goodwill resulting from the SPR acquisition. If the goodwill related to the SPR acquisition becomes impaired, Leapnet will incur a one-time non-cash charge for the write-off of all or a portion of such goodwill at the time of impairment. Results of operations of SPR are included in the consolidated financial statements commencing May 1, 2000.

        The results of operations for the three and six-month periods ended
June 30, 2001, are not necessarily indicative of the results of operations to be expected for the entire year ended December 31, 2001.


RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES

        Revenues decreased to $7.6 million for the three months ended June 30, 2001, from $14.3 million for the three months ended June 30, 2000, a decrease of $6.7 million. This decrease in revenues was primarily due to the significant reduction in demand in 2001 for the services offered by Leapnet and other companies offering similar services.

GROSS PROFIT

        Gross profit consists of revenues less cost of services, which includes direct costs of servicing clients, including direct labor and related benefits and taxes, and direct production costs. Direct production costs include costs such as freelance and contract labor, filming, animation, editing, special effects, photography and illustrations, artwork, computer design, and various related production services which are generally outsourced and reflect production done on traditional media as well as with new technologies and multimedia. For the three months ended June 30, 2001, gross profit was a loss of $0.6 million, compared to a profit of $1.4 million for the comparable 2000 period, a decrease of $2.0 million. The decrease in gross profit is primarily attributable to decreased utilization rates for Leapnet combined with a reduction in revenues during the three months ended June 30, 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and Administrative Expenses include salaries and benefits of management and support staff, space and facilities expenses, depreciation, insurance, outside professional fees, and other corporate costs. General and administrative expenses decreased to $4.9 million for the three months ended June 30, 2001, from $8.0 million for the three months ended June 30, 2000, a decrease of $3.1 million. This decrease in general and administrative expenses reflects the cost cutting plans initiated in the fourth quarter of 2000 and the first quarter of 2001. These actions included reducing the number of management and support staff, closing facilities, reduction of technology expenses, selling or disposing of under-performing or underutilized assets, and strengthening controls over general corporate spending, such as travel expenditures.

AMORTIZATION OF GOODWILL

        Amortization of goodwill was $3.0 million and $2.0 million for the three months ended June 30, 2001 and 2000, respectively, and represents the goodwill amortization resulting from the purchase of SPR Inc. on May 1, 2000. Goodwill amortization will approximate $1.0 million per month through December 31, 2001 (See Note 12. New Accounting Pronouncements).

GAIN ON SALE OF ASSETS, NET

        Gain on sale of assets, net was $0.5 million for the three months ended June 30, 2001, and represents the net gain from the sale of certain Planet Leap assets, which will be recognized over the twelve months beginning April 4, 2001.

INTEREST INCOME, NET

        Interest income totaled $0.3 million for the three months ended June
30, 2001, versus $0.5 million for the comparable period in 2000, and represents interest earned on investments in marketable securities. Interest expense was zero for the three months ended June 30, 2001. Interest expense was $0.2 million for the three months ended June 30, 2000, on debt that totaled approximately $14.7 million at June 30, 2000.


SIX MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES

        Revenues decreased to $17.0 million for the six months ended June 30, 2001 from $22.1 million for the six months ended June 30, 2000, a decrease of $5.1 million. Revenues in the 2000 period only included SPR revenues after the acquisition date, May 1, 2000. The $5.1 million decrease in revenues was primarily due to the significant reduction in demand for the services offered by Leapnet and other companies offering similar services.

GROSS PROFIT

        For the six months ended June 30, 2001, gross profit was a loss of $2.3 million, compared to a profit of $2.7 million for the comparable 2000 period, a decrease of $5.0 million. The decrease in gross profit is primarily attributable to decreased utilization rates for Leapnet combined with a reduction in revenues during the six months ended June 30, 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses increased to $12.4 million for the six months ended June 30, 2001 from $12.2 million for the six months ended June 30, 2000, an increase of $0.2 million. This increase in general and administrative expenses reflects the inclusion of expenses from SPR Inc. for the entire 2001 period and only for the last two months of the 2000 period, offset by the results of the cost cutting plans initiated in the fourth quarter of 2000 and the first quarter of 2001 and continued into the second quarter of 2001. These actions included reducing the number of management and support staff, closing facilities, reduction of technology expenses, selling or disposing of under-performing or underutilized assets, and strengthening controls over general corporate spending, such as travel expenditures.

RESTRUCTURING CHARGE

        During the quarter ended March 31, 2001, Leapnet recorded a restructuring charge of $3.5 million associated with the closing of facilities and related severance payments. The charge consisted of $1.2 million related to employee severance, $1.2 million associated with lease obligations for unutilized office space, and an asset impairment charge of $1.1 million for the write-off of furniture and leasehold improvements at the unutilized office locations.

        Reductions in force, brought about by the closure of offices and the realignment of Leapnet's operations, affected 89 employees during the first quarter. Of the $1.2 million in employee severance, $0.3 million was paid in March 2001, $0.7 million was paid in the second quarter of 2001, and $0.2 million will be paid from July 2001, through April 2002, pursuant to agreements reached with the affected employees.

        The $1.2 million charge for lease obligations was recorded due to a planned reduction of approximately 69,000 square feet of unutilized office space in Oak Brook, Illinois, Dallas, San Francisco, and New York. The amount represents estimated payments to lessors for early termination of the leases. During the second quarter of 2001, $0.8 million was paid to lessors and it is presently estimated that the remaining amounts will be paid in the third and fourth quarters of 2001.

         The asset impairment charge of $1.1 million was a non-cash item associated with the write-off of the leasehold improvements and furniture at the offices that are no longer being utilized. The carrying amounts of the assets at these locations have been reduced to a fair value of zero, and are expected to be disposed of prior to the fourth quarter of 2001.

         As of June 30, 2001, $0.7 million of the restructuring charge is recorded as a component of accrued expenses on Leapnet's balance sheet.

AMORTIZATION OF GOODWILL

         Amortization of goodwill was $6.1 million and $2.0 million for the six months ended June 30, 2001 and 2000, respectively, and represents the goodwill amortization resulting from the purchase of SPR Inc. on May 1, 2000. Goodwill amortization will approximate $1.0 million per month through December 31, 2001 (See Note 12. New Accounting Pronouncements).

GAIN ON SALE OF CERTAIN ASSETS OF PLANET LEAP, NET

         Gain on sale of assets, net was $0.5 million for the six months ended June 30, 2001, and represents the net gain from the sale of certain Planet Leap assets, which will be recognized over the twelve months beginning April 4, 2001.

GAIN ON SALE OF BUILDING

         In March 2000, the Company sold a building located at 22 W. Hubbard Street, Chicago, IL for $1.2 million. The building had a carrying value of $0.6 million and an outstanding mortgage payable of $0.6 million. The mortgage was paid off with the proceeds from the sale of the building and a net gain, after closing costs, of $0.6 million was recognized.

INTEREST INCOME, NET

         Interest income totaled $0.7 million and $0.8 million for the six months ended June 30, 2001 and 2000, respectively and represents interest earned on investments in marketable securities. Interest expense was zero for the six months ended June 30, 2001. Interest expense was $0.4 million for the six months ended June 30, 2000, on debt that totaled approximately $14.7 million at June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         During the past three and six months, Leapnet has primarily financed its operations and investments in property and equipment through cash generated from the sale of marketable securities acquired through the purchase of SPR Inc., which was completed in May 2000, and the sale of certain Planet Leap assets for a cash payment of $2.1 million.

         At June 30, 2001, Leapnet had $20.1 million of working capital, inclusive of $21.0 million in cash, cash equivalents, and marketable securities. During the three months ended June 30, 2001, cash used in operating activities was $4.1 million.

         Actions have continued in the second quarter of 2001 to reduce the use of cash, sell underutilized assets, reduce the number of office locations, and return Leapnet to profitability. Procedures put into action in the fourth quarter of 2000 and the first quarter of 2001 have improved management of Leapnet's consultant utilization to more closely match the inventory of available skills with project requirements. Increased monitoring of consultant utilization will help to ensure that Leapnet's cost of consultants matches the market demand. The number of consultants has been reduced by approximately 75 from March 31, 2001 to June 30, 2001 through reductions in force and attrition. Likewise management and support personnel have been reduced by over 20 during the same period. In addition, Leapnet's plan to reduce the amount of leased office space, through renegotiating the lease contracts, and sell or dispose of any under-performing or unutilized assets is well under way and is expected to be completed in the third and fourth quarters of 2001.

         Leapnet believes that the cash and short-term investments, and funds from operations will be sufficient to meet its cash requirements through 2001.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. When used in this report, words such as "anticipates," "believes," "continues," "estimates," "expects," "goal," "may," "opportunity," "plans," "potential," "projects," "will," and similar expressions as they relate to Leapnet or its Management are intended to identify such forward-looking statements. A number of important factors could cause Leapnet's actual results, performance or achievements for 2001 and beyond to differ materially from that expressed in such forward-looking statements. These factors are set forth in Leapnet's Registration Statement on Form S-1 (File No. 333-05051) under the heading "Risk Factors" and also include, without limitation, material changes in economic conditions in the markets served by Leapnet's clients; operating losses; changes in government regulation and legal uncertainties; competition in Leapnet's industry; uncertainties relating to the developing market for new media; general economic conditions; ability to collect amounts owed to Leapnet; changing technologies and any inability to meet expectations in the performance of services which could lead to claims or liabilities; failure to accurately estimate the time and resources necessary for the performance of services; ability to maintain and expand its name recognition; costs and uncertainties relating to closing offices or establishing new offices and bringing new or existing offices to profitability; any inability of Leapnet to raise additional financing in the future on favorable terms, or at all; potential adverse effects of litigation; Leapnet's dependence on key personnel and vendors; Leapnet's dependence on key clients and projects; Leapnet's ability to mange growth effectively; possible continued volatility and wide fluctuations in the price of Leapnet's stock; the ability of Leapnet to maintain the listing on the NASDAQ National Market or another principal trading exchange. While Leapnet reduced certain expenses, as Leapnet works to grow and expand the business, management will need to increase expenses to expand operations. Management will continue to assess its overall cost structure in relation to existing and anticipated revenues. Due to the nature of client contracts, which are difficult to forecast precisely or for any extended period of time, if Leapnet experiences declines in client demand, or if significant expenses precede or are not immediately followed by increased revenues, the results of operations and financial condition may suffer.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Leapnet's market-risk exposures are set forth in its Annual Report on Form 10-K for the year ended December 31, 2000, and have not changed significantly.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In August 2000, Leapnet received a copy of a Demand for Arbitration filed with the American Arbitration Association ("AAA") whereby claimants Eliot Kang Productions, Inc. and Eliot Kang and Associates Inc. are seeking $1 million for an alleged breach of contract. In November 1997, Leapnet and a subsidiary of Leapnet entered into an Asset Purchase Agreement with the claimants, who were then operating under different names. The arbitration hearing was conducted in June 2001, and Leapnet is waiting to receive the determination from the arbitrator. It is not possible to ascertain the ultimate outcome of this matter. Leapnet intends to vigorously defend its position and pursue all remedies available to it. An adverse determination could have a material adverse effect on Leapnet's results of operations and financial position.

There are no other active claims or lawsuits against Leapnet that management believes are material.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Leapnet held its Annual Meeting of Stockholders (the "Meeting") on June 5, 2001 at Leapnet's offices at 420 West Huron Street, Chicago, IL. Proxies were solicited for the Meeting. There were four matters proposed and voted on at the Meeting. All proposals were approved by a majority of the vote. Of the 29,205,126 shares eligible to vote, 28,520,762 were voted at the Meeting.

First, two individuals were nominated and elected to serve as Class II directors until the 2004 Annual Meeting of Stockholders, or until their respective successors shall have been elected and shall have qualified, by the following votes:

DIRECTOR                   SHARES FOR                SHARES WITHHELD
--------                   ----------                ---------------
Robert M. Figliulo         21,800,609                6,720,153
David A. Figliulo          21,793,321                6,727,441


The second proposal was for an amendment to Leapnet's Restated Certificate of Incorporation to effect a reverse stock split of Leapnet's outstanding Common Stock, whereby Leapnet issued one new share of Common Stock in exchange for five shares of outstanding Common Stock. Of the shares voted, 22,502,891 votes were in favor of this proposal, 5,997,704 were voted against the proposal, and 20,167 abstained from voting.

The third proposal was for the amendment of the Employee Incentive Compensation Plan to increase the number of shares authorized for issuance thereunder, after giving effect to the reverse stock split, from 2 million to 3 million shares. Of the shares voted, 20,206,477 votes were in favor of this proposal, 8,246,708 were voted against the proposal, and 67,577 abstained from voting.

The fourth proposal was to ratify the appointment of Arthur Andersen LLP as Leapnet's independent auditors for the year ending December 31, 2001. Of the shares voted, 24,705,842 votes were in favor of the proposal, 3,763,360 were voted against the proposal, and 51,560 abstained from voting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a.  Exhibits

                      None.

                  b.  Reports on Form 8-K

                      Form 8K, dated, May 10, 2001 and filed with the Commission on May 11, 2001 announcing that Leapnet intended to request a hearing before the Nasdaq Listing Qualifications Panel to ask for continued listing on the Nasdaq National Market.

                      Form 8K, dated, July 10, 2001 and filed with the
                           Commission on July 11, 2001 announcing that Leapnet, Inc. has been notified by Nasdaq that it fully complies with the conditions for continued listing on The Nasdaq National Market.


ITEMS 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LEAPNET, INC.
                                       (Registrant)

Date: August 14, 2001                  By: /s/ Robert M. Figliulo
                                           ----------------------------------
                                           Robert M. Figliulo
                                           Chairman and Chief Executive Officer

Date: August 14, 2001                  By: /s/ Stephen J. Tober
                                           ----------------------------------
                                           Stephen J. Tober
                                           President and Chief Operating Officer

Date: August 14, 2001                  By: /s/  Stephen T. Gambill
                                           ----------------------------------
                                           Stephen T. Gambill
                                           Vice President and Chief
                                           Financial Officer

Date: August 14, 2001                  By: /s/  Robert C. Bramlette
                                           ----------------------------------
                                           Robert C. Bramlette
                                           Chief Legal Officer