Form 10-Q
period 2001-09-30
LEAPNET INC
filed 2001-11-14
CIK 1015665

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                  Outstanding Shares at
              Class                                 November 9, 2001
 ------------------------------                   ---------------------
 Common Stock - $0.01 par value                        5,840,992

                                  LEAPNET, INC.

                                    FORM 10-Q
                              FOR THE PERIOD ENDED
                               SEPTEMBER 30, 2001

                                      INDEX


PART I.           FINANCIAL INFORMATION

         ITEM 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets --
                         September 30, 2001 (Unaudited)
                         and December 31, 2000

                  Condensed Consolidated Statements of Operations --
                         Three and Nine Months Ended
                         September 30, 2001 and 2000 (Unaudited)

                  Condensed Consolidated Statements of Cash Flows --
                         Nine Months Ended
                         September 30, 2001 and 2000 (Unaudited)

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

         ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks


PART II.          OTHER INFORMATION

         ITEM 1.  Legal Proceedings

         ITEM 6.  Exhibits and Reports on Form 8-K



SIGNATURES

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                  LEAPNET, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                        September 30,     December 31,
                                                                             2001             2000
                                                                        -------------     ------------
                        Assets
Current assets:
   Cash and cash equivalents                                               $     440         $  1,248
   Marketable securities                                                      14,487           27,800
   Accounts receivable, net:
      Trade                                                                    7,405           13,821
      Employees, interest, and other                                             893              713
   Costs and fees in excess of billings on uncompleted projects                    -              217
   Prepaid expenses and other                                                    708              767
   Assets to be transferred under contractual agreement                           88                -
                                                                        -------------     ------------
         Total current assets                                                 24,021           44,566
                                                                        -------------     ------------
Property and equipment, net                                                    5,585           10,957
Goodwill, net                                                                      -           28,378
Other                                                                            150              125
                                                                        -------------     ------------
Total assets                                                               $  29,756         $ 84,026
                                                                        =============     ============

                  Liabilities And Stockholders' Equity
Current liabilities:
   Accounts payable                                                        $     648         $  2,996
   Accrued expenses:
      Payroll and payroll related                                              1,533            3,036
      Restructuring accrual                                                      363                -
      Other                                                                      911            1,579
   Billings in excess of costs and fees on uncompleted projects                1,733            1,793
   Deferred gain on sale of certain net assets of Planet Leap                  1,287                -
                                                                        -------------     ------------
         Total current liabilities                                             6,475            9,404
                                                                        -------------     ------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.01 par value, 20,000,000 shares
      authorized, no shares issued or outstanding                                  -                -
   Common stock $0.01 par, 100,000,000 authorized,
      5,840,992 and 5,836,212 shares issued and 5,830,992 and
      5,826,212 outstanding at September 30, 2001 and
      December 31, 2000, respectively                                            292              292
   Additional paid-in capital                                                128,109          128,077
   Accumulated deficit                                                      (104,969)         (53,596)
   Treasury stock - at cost, 10,000 shares                                      (151)            (151)
                                                                        -------------     ------------
         Total stockholders' equity                                           23,281           74,622
                                                                        -------------     ------------
Total liabilities and stockholders' equity                                 $  29,756         $ 84,026
                                                                        =============     ============

                                  LEAPNET, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          Three months                  Nine months
                                                       Ended September 30,           Ended September 30,
                                                   --------------------------     -------------------------
                                                        2001           2000           2001          2000
                                                        -----          -----          -----         -----
Revenues                                            $   6,569       $ 16,060       $ 23,541       $ 38,157
Cost of services                                        6,053         13,389         25,336         32,810
                                                   --------------------------     -------------------------
   Gross profit (loss)                                    516          2,671         (1,795)         5,347
                                                   --------------------------     -------------------------
Other expenses:
   General and administrative                           3,984          7,865         16,427         20,048
   Impairment of goodwill                              19,257              -         19,257              -
   Restructuring and impairment charge                  2,843              -          6,377              -
   Amortization of goodwill                             3,041          3,041          9,122          5,068
                                                   --------------------------     -------------------------
      Total other expenses                             29,125         10,906         51,183         25,116
                                                   --------------------------     -------------------------
Operating loss                                        (28,609)        (8,235)       (52,978)       (19,769)
                                                   --------------------------     -------------------------
   Gain on sale of certain net assets
      of Planet Leap                                      240              -            725              -
   Interest income, net                                   208            528            895            893
   Gain on sale of building                                 -              -              -            585
   Other, net                                               1              -            (15)           (34)
                                                   --------------------------     -------------------------
Loss before income taxes                              (28,160)        (7,707)       (51,373)       (18,325)
Benefit for income taxes                                    -              -              -           (137)
                                                   --------------------------     -------------------------
Net loss                                            $ (28,160)      $ (7,707)      $(51,373)      $(18,188)
                                                   ==========================     =========================

Net loss per share:
   Basic                                            $   (4.82)      $  (1.33)       $ (8.80)      $  (4.01)
   Diluted                                          $   (4.82)      $  (1.33)       $ (8.80)      $  (4.01)

Weighted average number of shares outstanding:
   Basic                                                5,841          5,786          5,836          4,536
   Diluted                                              5,841          5,786          5,836          4,536


                                       LEAPNET, INC.
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)

                                                                                 Nine Months
                                                                             Ended September 30,
                                                                        -----------------------------
                                                                             2001             2000
                                                                        ------------     ------------
Cash flows from operating activities:
  Net loss for the period                                                 $ (51,373)       $ (18,188)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
    Depreciation and amortization                                            10,915            7,125
    Provision for impairment of goodwill                                     19,257              -
    Provision for lease obligations and impairment loss                       3,811              -
    Provision for impairment loss on capitalized software                       -                496
    Gain on sale of certain net assets of Planet Leap                          (725)             -
    Loss (gain) on sale of assets                                                 9             (585)
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                6,236           (5,957)
      Costs and fees in excess of billings on uncompleted projects              140            1,386
      Prepaids and other assets                                                 310             (306)
      Accounts payable                                                       (2,348)          (1,762)
      Payroll and other accrued expenses                                     (1,697)            (725)
      Billings in excess of costs and fees on uncompleted contracts             (60)           2,437
                                                                        ------------   --------------
Net cash used in operating activities                                       (15,525)         (16,079)
                                                                        ------------   --------------

Cash flows from investing activities:
  Purchases of property and equipment                                          (541)          (3,207)
  Net proceeds from sale of property                                             89            1,165
  Cash received from sale of certain Planet Leap assets                       2,100              -
  Payments for merger costs associated with SPR acquisition                     -               (955)
  Cash received in merger with SPR                                              -                907
  Purchases of marketable securities                                        (17,013)         (25,485)
  Proceeds from sale of marketable securities                                30,050           35,506
                                                                        ------------   --------------
Net cash provided by investing activities                                    14,685            7,931
                                                                        ------------   --------------

Cash flows from financing activities:
  Net proceeds from bank borrowings:
    Notes payable                                                               -              6,959
    Mortgages payable:
      Bank borrowings                                                           -              1,642
      Repayment                                                                 -               (639)
    Capital lease obligation                                                    -                (68)
    Proceeds from employee stock purchase and option plans                       32            1,056
                                                                        ------------   --------------
Net cash provided by financing activities                                        32            8,950
                                                                        ------------   --------------

NET INCREASE (DECREASE) IN CASH                                                (808)             802
Cash and cash equivalents, beginning of period                                1,248            2,395
                                                                        ------------   --------------
Cash and cash equivalents, end of period                                   $    440        $   3,197
                                                                        ============   ==============

Supplemental disclosure of cash payments made for:
  Interest                                                                 $      2        $     708
Stock acquisition of SPR
  Issuance of common stock in acquisition of SPR                                           $  89,054
  Net book value of SPR                                                                    $  52,568
  Goodwill                                                                                 $  36,486


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

     The unaudited interim condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Leapnet's financial position and results of operations. The statements of operations for the three and nine months ended September 30, 2000, have been reclassified to conform with the financial presentation of companies within the Internet services industry. Such reclassifications primarily included allocating Leapnet's salaries and related expenses into either costs of services for billable employees or to general and administrative expenses for non-billable employees. Additionally, certain other amounts as previously reported have been reclassified to conform to current year classifications. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Change in Fiscal Year

     Effective May 1, 2000, Leapnet changed its fiscal year from January 31 to December 31. As such, the new fiscal quarters for Leapnet end on March 31, June 30, September 30, and December 31.

Note 3.  Risks and Uncertainties

     Leapnet has experienced net losses and negative cash flow from operations. As of September 30, 2001, Leapnet had an accumulated deficit of $105.0 million. Leapnet believes that cash and short-term investments and funds from operations will be sufficient to meet its cash requirements through the remainder of 2001. However, Leapnet's ability to achieve successful future operations, to satisfy its obligations as they become due, and remain listed on the NASDAQ will depend on many factors. These factors include Leapnet's ability to maintain its customer base, attract new customers, and continue to reduce expenses. There can be no assurance that Leapnet will ever achieve operating profits, continue to satisfy its obligations, or prevent delisting from the NASDAQ.

     Actions have continued in the third quarter of 2001 to reduce the use of cash, sell underutilized assets, and reduce the number of office locations. Procedures have been put into action to improve management of Leapnet's consultant utilization and more closely match the inventory of available skills with project requirements, on a continual basis. Increased monitoring of consultant utilization will help to ensure that Leapnet's cost of consultants matches the market demand. The number of consultants has been reduced by approximately 60 from June 30, 2001 to October 31, 2001, through reductions in force and attrition. Likewise, the number of management and support personnel has been reduced by approximately 15 during the same period. In addition, Leapnet's plan to reduce the amount of leased office space through renegotiating the lease contracts and selling or disposing of under-performing or unutilized assets has been substantially completed.

Note 4.  Acquisition

     On May 1, 2000, Leapnet completed the acquisition of SPR Inc. ("SPR"), a company that provides project-based IT consulting services. The amount of goodwill amortization reflected in the statement of operations for the three and nine-month periods ended September 30, 2001, is $3.0 million and $9.1 million, respectively. SPR is included in Leapnet's consolidated financial statements beginning May 1, 2000.

Note 5.  Impairment of Goodwill

     During the third quarter of 2001, Leapnet identified indicators of possible impairment of goodwill relating to the acquisition of SPR Inc. These indicators included the deterioration in the business climate, recent reductions in sales due to the inability to secure new assignments and the loss of significant customers, and poor cash flow forecasts. Accordingly, Leapnet compared the undiscounted cash flows associated with the acquired goodwill to the actual net book value of goodwill at September 30, 2001 and determined that an impairment existed. As the projected cash flows result in a negative number, Leapnet recorded an impairment charge of $19.3 million for the remaining balance of goodwill that is reflected in the impairment of goodwill caption in the condensed consolidated statement of operations.

Note 6.  Discussion Regarding Possible Sale of the Company

      On September 28, 2001, Leapnet, Inc. announced that it had begun discussions with Robert Figliulo, Leapnet's Chairman of the Board and Chief Executive Officer, and David Figliulo, a board member and Vice President-Sales (collectively the "Figliulos"). These discussions involved the possible acquisition by the Figliulos, holders of approximately 14.8% of the Company's common stock, of certain Leapnet assets. Officers of Mickelberry Communications Incorporated, a holder of approximately 8.5% of the Company's common stock, also participated with the Figliulos in these discussions. Mickelberry Communications and the Figliulos are parties to a standstill agreement pursuant to which Mickelberry Communications agrees, among other things, not to, directly or indirectly, engage in certain transactions with respect to the Company's common stock or to take certain actions to influence the Company.

      In August 2001, the Company's Board of Directors appointed a Special Committee of independent directors (the "Special Committee") to consider, evaluate, and negotiate the terms of a possible transaction with the Figliulos, or any alternative transactions, and to report its recommendation to the full Board of Directors. The Special Committee has engaged George K. Baum & Company as its financial advisor to assist the Special Committee in this process.

      After discussions between the financial advisors and legal counsel for the Figliulos and the Special Committee, the Figliulos submitted a proposal to acquire all of the common stock of the Company not then owned by the Figliulos for $1.75 per share in cash. Based on subsequent conversations among the advisors for the Figliulos and the Special Committee, on November 10, 2001, the Figliulos submitted a revised proposal which provided for a $1.85 per share cash offer price and modified certain other terms from its prior proposal. The November 10th proposal noted that the proposal may be withdrawn if an agreement is not reached by 6:00 p.m. Chicago time on November 14, 2001. The Special Committee is continuing to evaluate this proposal and its other strategic alternatives.

      Neither the Board of Directors nor the Board's special committee has approved or recommended any transaction relating to these discussions. There can be no assurance that any transaction will ultimately result from these discussions. Any such transaction would be subject to the negotiation, execution, and delivery of a definitive agreement containing conditions, covenants, and warranties customary for transactions of this type.

Note 7.  Reverse Stock Split

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

Note 8.  Sale of Certain Planet Leap Assets

     On March 29, 2001, Planet Leap, Inc., a wholly owned subsidiary of Leapnet, signed a definitive Asset Purchase Agreement to sell certain operating assets to Berlitz GlobalNet, Inc. (Berlitz). The closing took place on April 4, 2001. Leapnet received a cash payment of $2.1 million at the closing. The terms of the agreement call for a contingent purchase price based on a percentage of revenues for the twelve months following the closing. Any resulting gain from the sale of the assets will be recognized as revenues are generated over the twelve-month period. Assets with net book values totaling $0.2 million were transferred to Berlitz pursuant to the agreement and will be amortized over the next twelve months. These assets are included in the caption "assets to be transferred under contractual agreement" in the accompanying condensed consolidated balance sheets. The net gain recorded in the three and nine-month periods ended September 30, 2001 was $0.2 million and $0.7 million, respectively.

Note 9.  Restructuring Charge and Impairment of Long-lived Assets Charge

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

     Reductions in force, brought about by the closure of offices and the realignment of Leapnet's operations, affected 89 employees during the first quarter of 2001. Of the $1.2 million in employee severance, $0.3 million was paid in March 2001, $0.8 million was paid in the second and third quarters of 2001, and the remainder will be paid from October 2001 through April 2002 pursuant to agreements reached with the affected employees.

     The $1.2 million charge for lease obligations was recorded due to a planned reduction of approximately 69,000 square feet of unutilized office space in Oak Brook, Illinois, Dallas, San Francisco, and New York. The amount represents estimated payments to lessors for early termination of the leases. Through September 30, 2001 $1.0 million was paid to lessors and it is presently estimated that the remaining amounts will be paid in the fourth quarter of 2001.

     The asset impairment charge of $1.1 million was a non-cash item associated with the leasehold improvements and furniture at the offices that are no longer being utilized. The carrying amounts of the assets at these locations have been reduced to a fair value of zero and essentially all of the assets have been disposed of as of September 30, 2001.

     During the quarter ended September 30, 2001, Leapnet recorded an impairment charge of $2.8 million for computer equipment, software, furniture, office equipment, and leasehold improvements. The impairment was based on the deterioration in the business climate, recent reductions in sales due to the inability to secure new assignments and the loss of significant customers, poor cash flow forecasts, and significant declines in the market values of companies in the general technology industry. Leapnet determined that undiscounted cash flows of the company resulted in a negative number. The impairment charge was measured by comparing the carrying value of long-lived assets to fair value. Fair value was determined based on quoted market values and appraisals.

     As of September 30, 2001, the restructuring accrual, recorded as a component of accrued expenses on Leapnet's condensed consolidated balance sheet, was comprised of the following amounts:

                                              (in thousands)

                                                   Lease
                                    Severance   Obligations     Total
                                    ---------   -----------     -----
Charge                               $ 1,250     $  1,205     $ 2,455
Payments                              (1,126)        (966)     (2,092)
                                   -----------------------------------
Balance at September 30, 2001        $   124     $    239     $   363
                                   ===================================

Note 10.  Marketable Securities

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

     The carrying amounts and fair values of Leapnet's marketable securities are as follows:

                                                                             (in thousands)
                                                                             Period Ended
                                                       ----------------------------------------------------
                                                           September 30, 2001           December 31, 2000
                                                       --------------------------   -----------------------
                                                         Amortized     Aggregate     Amortized    Aggregate
                                                        Cost Basis    Fair Value    Cost Basis   Fair Value
                                                       ------------   -----------   -----------  ----------
Available-for-sale:
   U.S. corporate notes maturing within 1 year          $     3,638    $    3,638    $   10,840   $  10,840
   U.S. corporate notes maturing within 2 - 10 years          3,850         3,850         4,147       4,147
   U.S. corporate notes maturing after 10 years               4,961         4,961         7,142       7,142
   Corporate equity securities                                   38            38            71          71
   Bonds maturing after 10 years                              2,000         2,000         5,600       5,600
                                                        -----------   -----------    ----------  ----------
Total short-term investments                            $    14,487    $   14,487    $   27,800   $  27,800
                                                        ===========   ===========    ==========  ==========

Note 11.  Comprehensive Loss

     During the three and nine-month periods ended September 30, 2001 and 2000, the components of comprehensive loss are as follows:


                                                          (in thousands)
                            Three months ended September 30,     Nine months ended September 30,
                                2001                2000             2001             2000
                            ---------------   --------------     --------------   --------------
Net loss                          (28,160)          (7,707)          (51,373)         (18,188)
Unrealized gain (loss) on
  short term investments                0               27                 0             (287)
                            ---------------   --------------     --------------   --------------
    Comprehensive loss       $    (28,160)       $  (7,680)       $  (51,373)      $  (18,475)
                            ===============   ==============     ==============   ==============


Note 12.  Business Segments

     The Company has no separately reportable segments. Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports revenues by service lines. Amounts for the three and nine-month periods ended September 30, 2001 and 2000, are shown in the table below:


                                                                  (in thousands)
                                Three months ended September 30,                   Nine months ended September 30,
                         ----------------------------------------------      -------------------------------------------
                                    2001                     2000                    2001                     2000
                         ----------------------     -------------------      -------------------     -------------------
                          Revenues         %        Revenues       %         Revenues        %       Revenues       %
                          --------         -        --------       -         --------        -       --------       -
E-business                   $ 3,371      51.3%     $  9,951      62.0%      $ 13,831      58.8%     $ 22,013      57.6%
General IT consulting          2,718      41.4%        3,059      19.0%         6,269      26.6%        5,410      14.2%
Globalization                      -       0.0%        1,652      10.3%         1,223       5.2%        5,486      14.4%
Advertising                      480       7.3%        1,398       8.7%         2,218       9.4%        5,248      13.8%
                             -------                --------                 --------                --------
Total                        $ 6,569                $ 16,060                 $ 23,541                $ 38,157
                             =======                ========                 ========                ========


Note 13.  Legal Proceedings

     In August 2000, Leapnet received a copy of a Demand for Arbitration filed with the American Arbitration Association ("AAA") whereby claimants Eliot Kang Productions, Inc. and Eliot Kang and Associates Inc. were seeking $1 million for an alleged breach of contract. In November 1997, Leapnet and a subsidiary of Leapnet entered into an

Asset Purchase Agreement with the claimants, who were then operating under different names. On August 20, 2001 the Arbitrator for this proceeding awarded the claimants $51,512 in full settlement of all claims.

Note 14.  New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will not have any significant impact on Leapnet's statements of financial condition or results of operations.

     In June 2001, the Financial Accounting Standards Board issued SFAS
No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the accrual, at fair value, of the estimated retirement obligation for tangible long-lived assets if the Company is legally obligated to perform retirement activities at the end of the related asset's life and is effective for fiscal years beginning after June 15, 2002. Examples include cleanup costs for nuclear power plants or restoration costs for landfills and strip mines. Leapnet does not own any assets requiring such closure costs and is not affected by SFAS No. 143.

     In August 2001, the Financial Accounting Standards Board issued SFAS
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 created one accounting model for long-lived assets to be disposed of by sale that applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements". SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting in continuing operations or in discontinued operations. Discontinued operations will no longer include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company does not expect this statement to have any significant impact on our statements of financial condition or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following presentation of management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, accompanying notes thereto and other financial information appearing in our Annual Report of Form 10-K which was filed with the Securities and Exchange Commission on March 30, 2001.

     Our statements of operations for the three and nine-month periods ended September 30, 2000, have been reclassified to conform to the financial presentation of companies within the Internet services industry. Such classifications primarily included allocating Leapnet's salaries and related expenses into either cost of services for billable employees or to general and administrative expenses for non-billable employees. Additionally, certain amounts as previously reported have been reclassified to conform to current year classifications.

     On May 1, 2000, Leapnet, Inc. acquired SPR Inc., an information technology services provider. The acquisition was accounted for as a purchase. Results of operations for SPR are included in the consolidated financial statements commencing May 1, 2000.

     The results of operations for the three and nine-month periods ended September 30, 2001, are not necessarily indicative of the results of operations to be expected for the entire year ended December 31, 2001.

Results of Operations

Three Months Ended September 30, 2001 and 2000

Revenues

     Revenues decreased to $6.6 million for the three months ended September 30, 2001, from $16.1 million for the three months ended September 30, 2000, a decrease of $9.5 million. This decrease in revenues was primarily due to the significant reduction in demand in 2001 for the services offered by Leapnet and other companies offering similar services combined with the loss of significant customers and the inability to secure new assignments.

Gross Profit

     Gross profit consists of revenues less cost of services, which includes direct costs of servicing clients, including direct labor and related benefits and taxes, and direct production costs. Direct production costs include costs such as freelance and contract labor, filming, animation, editing, special effects, photography and illustrations, artwork, computer design, and various related production services which are generally outsourced and reflect production done on traditional media as well as with new technologies and multimedia. For the three months ended September 30, 2001, gross profit was $0.5 million, compared to $2.7 million for the comparable 2000 period, a decrease of $2.2 million. The decrease in gross profit is primarily attributable to decreased consultant bill rates for Leapnet combined with a reduction in the number of engagements during the three months ended September 30, 2001.

General and Administrative Expenses

     General and administrative expenses include salaries and benefits of management and support staff, space and facilities expenses, depreciation, insurance, outside professional fees, and other corporate costs. General and administrative expenses decreased to $4.0 million for the three months ended September 30, 2001, from $7.9 million for the three months ended September 30, 2000, a decrease of $3.9 million. This decrease in general and administrative expenses reflects the cost cutting plans initiated in the fourth quarter of 2000 and continued through the first three quarters of 2001. These continuing actions included reducing the number of management and support staff, closing facilities, reducing technology expenses, selling or disposing of under-performing or underutilized assets, and strengthening controls over general corporate spending, such as travel expenditures.

Amortization and Impairment of Goodwill

     Amortization of goodwill was $3.0 million for each of the three months ended September 30, 2001 and 2000, and represents the goodwill amortization resulting from the purchase of SPR Inc. on May 1, 2000. During the third quarter of 2001, Leapnet identified indicators of possible impairment of the goodwill. These indicators included the deterioration in the business climate, recent reductions in sales due to the inability to secure new assignments and the loss of significant customers, and poor cash flow forecasts. Accordingly, Leapnet compared the undiscounted cash flows associated with the acquired goodwill to the actual net book value of goodwill at September 30, 2001 and determined that an impairment existed. As the projected cash flows result in a negative number, Leapnet recorded an impairment charge of $19.3 million for the remaining balance of goodwill that is reflected in the impairment of goodwill caption in the condensed consolidated statement of operations.

Restructuring and Impairment Charge

     During the quarter ended September 30, 2001, Leapnet recorded an impairment charge of $2.8 million for computer equipment, software, furniture, office equipment, and leasehold improvements. The impairment was based on the deterioration in the business climate, recent reductions in sales due to the inability to secure new assignments and the loss of significant customers, poor cash flow forecasts, and significant declines in the market values of companies in the general technology industry. Leapnet determined that undiscounted cash flows of the company resulted in a negative number. The impairment charge was measured by comparing the carrying value of long-lived assets to fair value. Fair value was determined based on quoted market values and appraisals.

Gain on Sale of Assets, Net

     Gain on sale of assets, net was $0.2 million for the three months ended September 30, 2001, and represents the net gain from the sale of certain Planet Leap assets. Any additional gains will be recognized over the six-month period ended March 31, 2002.

Interest Income, Net

     Interest income totaled $0.2 million for the three months ended September 30, 2001, versus $0.8 million for the comparable period in 2000, and represents interest earned on investments in marketable securities. Interest expense was negligible for the three months ended September 30, 2001. Interest expense was $0.3 million for the three months ended September 30, 2000, on debt that totaled approximately $16.7 million at September 30, 2000.

Nine Months Ended September 30, 2001 and 2000

Revenues

     Revenues decreased to $23.5 million for the nine months ended September 30, 2001 from $38.2 million for the nine months ended September 30, 2000, a decrease of $14.7 million. Revenues in the 2000 period included SPR revenues from May 1, 2000, the acquisition date. The $14.7 million decrease in revenues was primarily due to the significant reduction in demand for the services offered by Leapnet and other companies offering similar services combined with the loss of significant customers and the inability to secure new assignments.

Gross Profit

     For the nine months ended September 30, 2001, gross profit was a loss of $1.8 million, compared to a profit of $5.3 million for the comparable 2000 period, a decrease of $7.1 million. The decrease in gross profit is primarily attributable to decreased consultant bill rates for Leapnet combined with a significant reduction in the number of engagements during the nine months ended September 30, 2001.

General and Administrative Expenses

     General and administrative expenses decreased to $16.4 million for the nine months ended September 30, 2001 from $20.0 million for the nine months ended September 30, 2000, a decrease of $3.6 million. This decrease in general and administrative expenses reflects the inclusion of expenses from SPR Inc. for the entire 2001 period and for the last five months of the 2000 period, offset by the results of the cost cutting plans initiated in the fourth quarter of 2000 and continued through the first three quarters of 2001. These actions included reducing the number of management and support staff, closing facilities, reducing technology expenses, selling or disposing of under-performing or underutilized assets, and strengthening controls over general corporate spending, such as travel expenditures.

Restructuring and Impairment Charge

     During the quarter ended March 31, 2001, Leapnet recorded a restructuring and impairment charge of $3.5 million associated with the closing of facilities and related severance payments. The charge consisted of $1.2 million related to employee severance, $1.2 million associated with lease obligations for unutilized office space, and an asset impairment charge of $1.1 million for the write-off of furniture and leasehold improvements at the unutilized office locations.

     Reductions in force, brought about by the closure of offices and the realignment of Leapnet's operations, affected 89 employees during the first quarter. Of the $1.2 million in employee severance, $0.3 million was paid in March 2001, $0.8 million was paid in the second and third quarters of 2001, and the remainder will be paid from October 2001 through April 2002 pursuant to agreements reached with the affected employees.

     The $1.2 million charge for lease obligations was recorded due to a planned reduction of approximately 69,000 square feet of unutilized office space in Oak Brook, Illinois, Dallas, San Francisco, and New York. The amount represents estimated payments to lessors for early termination of the leases. Through September 30, 2001, $1.0 million was paid to lessors and it is presently estimated that the remaining amounts will be paid in the fourth quarter of 2001.

     The asset impairment charge of $1.1 million was a non-cash item associated with the write-off of the leasehold improvements and furniture at the offices that are no longer being utilized. The carrying amounts of the assets at these locations have been reduced to a fair value of zero, and substantially all of the assets have been disposed of as of September 30, 2001.

     During the quarter ended September 30, 2001, Leapnet recorded an impairment charge of $2.8 million for computer equipment, software, furniture, office equipment, and leasehold improvements. The impairment was based on the deterioration in the business climate, recent reductions in sales due to the inability to secure new assignments and the loss of significant customers, poor cash flow forecasts, and significant declines in the market values of companies in the general technology industry. Leapnet determined that its undiscounted cash flows resulted in a negative number. The impairment charge was measured by comparing the carrying value of long-lived assets to fair value. Fair value was determined based on quoted market values and appraisals.

     As of September 30, 2001, the remaining $0.4 million of the restructuring charge is recorded as a component of accrued expenses on Leapnet's condensed consolidated balance sheet.

Amortization and Impairment of Goodwill

     Amortization of goodwill was $9.1 million and $5.1 million for the nine months ended September 30, 2001 and 2000, respectively, and represents the goodwill amortization resulting from the purchase of SPR Inc. on May 1, 2000. During the third quarter of 2001, Leapnet identified indicators of possible impairment of the goodwill. These indicators included the deterioration in the business climate, recent reductions in sales due to the inability to secure new assignments and the loss of significant customers, and poor cash flow forecasts. Accordingly, Leapnet compared the undiscounted cash flows associated with the acquired goodwill to the actual net book value of goodwill at September 30, 2001 and determined that an impairment existed. As the projected cash flows result in a negative number, Leapnet recorded an impairment charge of $19.3 million for the remaining balance of goodwill that is reflected in the impairment of goodwill caption in the condensed consolidated statement of operations.

Gain on Sale of Certain Assets of Planet Leap, Net

     Gain on sale of assets, net was $0.7 million for the nine months ended September 30, 2001, and represents the net gain from the sale of certain Planet Leap assets. Any additional gains will be recognized over the six-month period ending March 31, 2002.

Gain on Sale of Building

     In March 2000, the Company sold a building located at 22 W. Hubbard Street, Chicago, Illinois for $1.2 million. The building had a carrying value of $0.6 million and an outstanding mortgage payable of $0.6 million. The mortgage was paid off with the proceeds from the sale of the building and a net gain, after closing costs, of $0.6 million was recognized.

Interest Income, Net

     Interest income totaled $0.9 million and $1.5 million for the nine months ended September 30, 2001 and 2000, respectively, and represents interest earned on investments in marketable securities. Interest expense was negligible for the nine months ended September 30, 2001. Interest expense was $0.6 million for the nine months ended September 30, 2000, on debt that totaled approximately $16.7 million at September 30, 2000.

Liquidity and Capital Resources

     During the past three and nine months, we have primarily financed our operations and investments in property and equipment through cash generated from the sale of marketable securities acquired through the purchase of SPR Inc., which was completed in May 2000, and the sale of certain Planet Leap assets for a cash payment of $2.1 million.

     At September 30, 2001, we had $17.5 million of working capital, inclusive of $14.9 million in cash, cash equivalents, and marketable securities. During the three months ended September 30, 2001, cash used in operating activities was $6.1 million.

     Actions have continued in the third quarter of 2001 to reduce the use of cash, sell underutilized assets, and reduce the number of office locations. Procedures put into action in the fourth quarter of 2000 and continued through the first three quarters of 2001 have improved management of our consultant utilization to more closely match the inventory of available skills with project requirements. Increased monitoring of consultant utilization will help to ensure that our cost of consultants matches the market demand. The number of consultants has been reduced by approximately 60 from June 30, 2001 to October 31, 2001, through reductions in force and attrition. Likewise, the number of management and support personnel has been reduced by approximately 15 during the same period. In addition, our plan to reduce the amount of leased office space, through renegotiating the lease contracts, and selling or disposing of under-performing or unutilized assets has been substantially completed.

     We believe that the cash and short-term investments and funds from operations will be sufficient to meet our cash requirements through 2001.

Note Regarding Forward-Looking Statements

     This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. When used in this report, words such as "anticipates," "believes," "continues," "estimates," "expects," "goal," "may," "opportunity," "plans," "potential," "projects," "will," and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. A number of important factors could cause our actual results, performance or achievements for 2001 and beyond to differ materially from that expressed in such forward-looking statements. These factors are set forth in our Registration Statement on Form S-1 (File No. 333-05051) under the heading "Risk Factors" and also include, without limitation, material changes in economic conditions in the markets served by our clients; operating losses; changes in government regulation and legal uncertainties; competition in our industry; uncertainties relating to the developing market for new media; general economic conditions; ability to collect amounts owed to us; changing technologies and any inability to meet expectations in the performance of services which could lead to claims or liabilities; failure to accurately estimate the time and resources necessary for the performance of services; ability to maintain and expand our name recognition; costs and uncertainties relating to closing offices or establishing new offices and bringing new or existing offices to profitability; our inability to raise additional financing in the future on favorable terms, or at all; potential adverse effects of litigation; our dependence on key personnel and vendors; our dependence on key clients and projects; our ability to manage growth effectively; possible continued volatility and wide fluctuations in the price of our stock; our ability to maintain the listing on the NASDAQ National Market or another principal trading exchange. We do not intend to assume any obligation to update any of these forward-looking statements. While we have reduced certain expenses, as we work to grow and expand the business, our management will need to increase expenses to expand operations. Our management will continue to assess its overall cost structure in relation to existing and anticipated revenues. Due to the nature of client contracts, which are difficult to forecast precisely or for any extended period of time, if we experience declines in client demand, or if significant expenses precede or are not immediately followed by increased revenues, the results of operations and financial condition may suffer.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Our market-risk exposures are set forth in our Annual Report on Form 10-K for the year ended December 31, 2000, and have not changed significantly.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In August 2000, we received a copy of a Demand for Arbitration filed with the American Arbitration Association ("AAA") whereby claimants Eliot Kang Productions, Inc. and Eliot Kang and Associates Inc. were seeking $1 million for an alleged breach of contract. In November 1997, Leapnet and a subsidiary of Leapnet entered into an Asset Purchase Agreement with the claimants, who were then operating under different names. On August 20, 2001 the Arbitrator for this proceeding awarded the claimants $51,512 in full settlement of all claims.

     There are no active claims or lawsuits against Leapnet that management believes are material.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              a.  Exhibits

                  None.

              b.  Reports on Form 8-K

                  Form 8-K, dated July 10, 2001 and filed with the Commission on July 11, 2001, announcing that Leapnet, Inc. has been notified by Nasdaq that it fully complies with the conditions for continued listing on The Nasdaq National Market.


Items 2, 3, 4 And 5 Are Not Applicable And Have Been Omitted.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LEAPNET, INC.
                                   (Registrant)

Date: November 14, 2001            By: /s/ ROBERT M. FIGLIULO
                                   -----------------------------------------
                                   Robert M. Figliulo
                                   Chairman and Chief Executive Officer

Date: November 14, 2001            By: /s/ STEPHEN J. TOBER
                                   -----------------------------------------
                                   Stephen J. Tober
                                   President and Chief Operating Officer

Date: November 14, 2001            By: /s/ STEPHEN T. GAMBILL
                                   -----------------------------------------
                                   Stephen T. Gambill
                                   Vice President and Chief Financial Officer